Form 10QSB
period 2001-03-31
ANCONA MINING CORP
filed 2001-05-15
CIK 1102942

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-94835

ANCONA MINES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1040 West Georgia
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices)

(604) 605-0885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 5,000,000

=========================================================================

Board of Directors
Ancona Mining Corporation
Vancouver, BC
Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Ancona Mining Corporation (an exploration stage enterprise) as of March 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months ended March 31, 2001, and for the period from September 7, 1999 (inception) to March 31, 2001. All information included in these financial statements is the representation of the management of Ancona Mining Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the period from September 7, 1999 (inception) to June 30, 2000, were audited by us and we expressed an unqualified opinion on them in our report dated July 31, 2000. We have not performed auditing procedures for the period ending March 31, 2001.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company recognized a loss of $11,413 for the period ended March 31, 2001, and has current liabilities in excess of current assets of $33,989. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 1, 2001

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS

	March 31,
	2001	June 30,
	(Unaudited)	2000
ASSETS

CURRENT ASSETS
Cash	$60	$57
Total Current Assets	60	57

OTHER ASSETS
Security deposit	411	411
Mining claims	2,644	2,644
Total Other Assets	3,055	3,055

TOTAL ASSETS	$3,115	$3,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,195	$1,758
Accounts payable, related parties	27,854	20,876
Total Current Liabilities	34,049	22,634

COMMITMENTS AND CONTINGENCIES	_______ -	_______ -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value;
5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	274,950	274,950
Deficit accumulated during exploration stage	(305,934)	(294,522)
Total Stockholders' Equity (Deficit)	(30,934)	(19,522)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,115	$3,112

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF OPERATIONS

		Three Months Ended			Nine Months Ended March 31, 2001 (Unaudited)			For the Period From September 7, 1999 (Inception) to March 31, 2000		For the Period From September 7, 1999 (Inception) Ended March 31, 2001 (Unaudited)
		March 31, 2001 (Unaudited)		March 31, 2000

REVENUES	$	________-	$	________-	$	________-	$	________-	$	_______-

EXPENSES
Consulting services provided by directors		-		-		-		271,536		271,536
Professional fees		3,095		18,015		9,707		18,015		31,043
Rent		-		-		1,209		-		2,030
General and administrative		17		38		497		84		1,215
Mining exploration		________-		____577		_______-		____110		____110
TOTAL EXPENSES		__3,112		_18,630		_11,413		289,745		305,934

LOSS FROM OPERATIONS		(3,112)		(18,630)		(11,413)		(289,745)		(305,934)

INCOME TAXES		_______-		_______-		_______-		_______-		_______-

NET LOSS	$	__(3,112)	$	_(18,630)	$	_(11,413)		$(289,745)		$(305,934)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	NIL	$	NIL	$	NIL		$(0.06)		$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND
DILUTED		5,000,000		5,000,000		5,000,000		5,000,000		5,000,000

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
	Common Stock			Additional	During	Stockholders'
	Number			Paid-In	Exploration	Equity
	of Shares	Amount		Capital	Stage	(Deficit)
Issuance of common stock
for expenses, mining claims,
and in payment of advances
at approximately
$0.055 per share	5,000,000		$50	$274,950	$-	$275,000

Loss for period ended
June 30, 2000	________-		________-	________-	(294,521)	(294,521)

Balance, June 30, 2000	5,000,000		50	274,950	(294,521)	(19,521)

Loss for the nine months
ended March 31, 2001	________-		________-	________-	(11,413)	(11,413)

Balance,
March 31, 2001 (unaudited)	5,000,000	$	______50	$274,950	$(305,934)	$(30,934)

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
				Period From		Period From
				September 7,		September 7,
				1999		1999
		Nine Months		(Inception)		(Inception)
		Ended		to		to
		March 31,		March 31,		March 31,
		2001		2000		2001
		(Unaudited)				(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(11,413)		$(289,745)		$(305,934)
Adjustments to reconcile net loss to
net cash used by operating activities:
Increase (decrease) in accounts payable		4,438		17,461		6,195
Increase in accounts payable, related parties		6,878		-		27,754
Increase in deposits		-		-		(411)
Expenses paid by issuance of stock		_______-		272,223		272,223
Net cash provided (used) by operating activities		_____(97)		____(61)		__(173)

CASH FLOWS FROM INVESTING ACTIVITIES		________-		________-		________-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances		___100		___133		___233
Net cash provided by financing activities		___100		___133		___233

Change in cash		3		72		60

Cash, beginning of period		______57		_______-		________-

Cash, end of period	$	_____60	$	_____72	$	_____60

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$	_______-	$	________-	$	_______-
Income taxes paid in cash	$	_______-	$	_______-	$	_______-

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Stock issued in exchange for expenses paid		$-		$272,223		$272,223
Stock issued in payment of advances		$-		$133		$133
Stock issued in exchange for mining claims		$-		$2,644		$2,644

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Ancona Mining Corporation (hereinafter "the Company") was incorporated on September 7, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The interim financial statements for the nine months ended March 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage Activities

The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency Valuation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchanges rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Fair Value of Financial Instruments

The carrying amounts for cash and payables approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, with a balance of $60 as of March 31, 2001. This account is not insured.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company will expense exploration costs as incurred.

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes

At March 31, 2001, the Company had a net operating loss of approximately $305,000 since its inception in September 1999. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $11,413 for the nine months ended March 31, 2001 and an accumulated deficit of $305,934 since inception, has no sales and negative stockholders' equity. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On September 10, 1999, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The above referenced shares were issued in payment of consulting services in the amount of $271,536 and repayment of expenses of $687, mining claims of $2,644 and advances of $133. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

NOTE 4 - RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. The value of this space is considered immaterial for the purposes of these financial statements. The shareholders of the Company paid expenses and advanced funds on behalf of the Company, and were repaid by issuance of common stock. See Note 3.

In addition, the Company's president has advanced additional monies in payment of the Company's professional fees. These funds have been recorded as a related party payable, which totaled $24,774 at March 31, 2001.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Foreign Operations

The accompanying balance sheet includes $3,115 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Registration with the Securities and Exchange Commission

The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $20,000. Of this amount, $10,000 has been paid and is recorded as an expense. The remaining $10,000 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2001, there was negative working capital of $33,989 compared to deficit working capital of $(22,577) at June 30, 2000. This change is primarily the result of increasing Company's expenses.

At March 31, 2001, the Company's total assets of $3,115 consists of mainly mining claims, which remains unchanged for this reporting period.

At March 31, 2001, the Company's total liabilities increased to $34,049 from $22,634 at June 30, 2000, primarily reflecting a build-up of accounts payable of $4,437 related party payables of $6,978.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $3,112 and $11,413 for the three months and nine months ending March 31, 2001, respectively. The principal component of each loss was professional expenses.

Operating expenses for the nine months ending March 31, 2001 were $11,413, down almost $283,109 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $271,536 in the year ended June 30, 2000 and $0 thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 8th day of May, 2001.

/s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.