Form 10KSB
period 2001-06-30
ANCONA MINING CORP
filed 2001-08-29
CIK 1102942

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-94835

ANCONA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0436055 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ] NO [ x ] Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2001 - $-0-.

There is currently no market value of the voting stock on August 24, 2001. There are approximately 1,062,200 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: August 27, 2001 - 6,062,200 shares of Common Stock

Documents Incorporated by Reference

1. The Registrant=s Form SB-2 Registration Statement and exhibits filed with the Securities and Exchange Commission, SEC file #333-94835 on January 18, 2000, and all amendment thereto.

3. All reports filed with the Securities and Exchange after January 18, 2000.

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

BUSINESS

General

We were incorporated in the State of Nevada on September 7, 1999. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885.

Background

We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing three mining claims in British Columbia, Canada by arranging the staking of the same through a third party. Canadian jurisdictions allow a mineral explorer to claim of portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The claimed area is called a claim and the process of posting the area is known as staking. Mr. Grenfal paid the unrelated third party $1,353 to stake the claims. The claims are recorded in Mr. Grenfal's name for tax purposes, however, title to the claims has been conveyed to us by an unrecorded deed. To date we have not performed any work on our property.

The claims are recorded in Mr. Grenfal's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded warranty deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional fees, and file as a foreign corporation.

Accordingly, the title to the property is superior to all other unrecorded deeds. Should Mr. Grenfal transfer title to another person and that deed is recorded prior to recordation of our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Grenfal will be liable to us for monetary damages for breach of his warranty of title.

Location and Access

The property is located 181 kilometers east of Vancouver, near Beaverdell on the West Kettle River. The property is located within the West Kettle River valley, south from the village of Beaverdell, in south central British Columbia, Canada. Highway 33 runs through the center of the property and several secondary roads and trails provide access to most parts of the property.

Physiography

The property is situated within the Monashee Mountains of the Southern Interior Physiographic Region, and elevations range from 2,500 feet along the West Kettle River to 5100 feet at the extreme western edge of the property.

Slopes within the claim area are generally steep except for the bottom of the West Kettle River valley and the height of land within the property. Vegetation consists mainly of fir; larch and pine, much of it mature second growth. Some of the area has been recently logged or burned over. There is relatively little underbrush, and open grassy areas are not uncommon. Outcrops are fairly sparse except locally on the east flanks of ridges, where small bluffs with talus aprons occur.

The climate features warm summers and mild winters. The West Kettle Valley is fairly dry in the summers, although not as dry as the Okanagan valley to the west. Average yearly precipitation is 20 inches. A snow pack of 3-5 feet begins to accumulate in November and lingers in places into May. The moderate climate in the project area allows for possible year round exploration.

The process by which the features of the property and the minerals it may contain were determined by Mr. Grenfal through personal observations.

Property Geology

The major type of rock found on the property is quartz. Gold, silver and copper are found in quartz veins. We have determined that there are quartz veins on the property. We have not determined if there is any gold, silver or copper in the quartz veins.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any ores or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

When the research is completed, our initial work will be augmented with mapping and testing the subsurface of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide.

These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient restoration of the property as a result of our exploration.

Once excavation of a trench is completed we will take samples and analyze them for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost about $20,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

* more extensive trenching
* more advanced geophysical work
* drift driving

Drift driving is the process of constructing a tunnel to take samples of mineralized material for testing. Later, the tunnel can be used for extraction of the mineralized material. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost about $20,000.

Phase 3 is aimed at outlining some mineralized material and a tonnage and establish an average grade of mineralized material. This is accomplished through extensive drift driving. Mineralized material is not a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors concludes legal and economic feasibility. Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Phase 3 will take about 6 months and cost about $80,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. Compliance with these rules and regulations will not effect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations effecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are in compliance with the foregoing act and will continue to comply with the act in the future. Because of our proposed limited operations, we believe the costs and effects associated with complying with the environmental laws will not have a material adverse affect upon our operations. At the present time we cannot estimate the costs of complying with the environmental laws.

Exploration

Exploration work was carried out on the Amex, Marmot and Wombat claim. Field work was conducted between July 29 and August 3, 2001.

The entire exploration program focused on assessing the potential for gold, silver, lead and zinc mineralization within the boundaries of our properties.

Geological mapping and sampling of seven rock chip samples were conducted within the AMay@ Audit. The Adit is 25 feed deep with a small chamber at the end of the tunnel. In an effort to detect traces of economic minerals of interest to us on our property, a total of 114 soli samples and 2 rock samples were collected at regular intervals and spacing, over a targeted grid area of 984 feet x 1,312 feet. Samples have been submitted to the Cominco Exploration Laboratory for analysis for gold and 32 other elements. Results are pending.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Hugh Grenfal and Sergei Stetsenko, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Grenfal and Stetsenko, our officers and directors, who were compensated for their services. Messrs. Grenfal and Stetsenko do not have employment agreements with us. Messrs. Grenfal and Stetsenko are not full-time employees and devote approximately 25% of their time our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

RISK FACTORS

Please carefully consider the following risk factors:

Risks Associated with our company:

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that we may have to suspend or cease operations if we do not find gold in paying quantities.

2. We lack an operating history and have losses which we expect to continue into the future.

We were incorporated in September 1999 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $294,522. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate a profitable mineral property
* our ability to generate revenues
* our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold that production will be profitable.

We have no known ore reserves. We have not identified any gold on the property and we cannot guaranty we will ever find any gold. Even if we find that there is gold on our property, we cannot guaranty that we will be able to recover the gold. Even if we recover gold, we cannot guaranty that we will make a profit.

4. If we don=t have enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage and need the proceeds from our offering to start exploring for gold. If insufficient funds are available the Company may be unable to complete exploration and may have to cease operations.

5. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassible. When roads are impassible, we are unable to work and generate income.

6. Because we are small and do not have much capital, we must limit our exploration and as a result may not find mineralized material.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our property may contain mineralized material.

7. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

8. If we do not find mineralized material we will cease operations.

Our success depends on finding mineralized material. If we don=t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

9. We may not have enough money to complete our exploration and as a result may have to cease or suspend our operations.

We may not have enough money to complete our exploration of our property. If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can=t raise it, we will have to suspend or cease operations.

10. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

11. Because Messrs Grenfal and Stetsenko own more than 50% of the outstanding shares, they are able to decide who will be directors and you will not be able to elect any directors.

Messrs. Grenfal and Stetsenko own 5,000,000 shares and control us. As a result, Messrs. Grenfal and Stetsenko are able to elect all of our directors and control our operations.

12. Messrs. Grenfal and Stetsenko=s control prevents you from causing a change in the course of our operations.

Because Messrs. Grenfal and Stetsenko control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

13. Because there is no public trading market for our common stock, you may not be able to resell you stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

14. Our officers and directors will probably sell some of their shares if the market price of the stock goes above $0.10. This will cause the price of our common stock to fall which will reduce the value of your investment.

A total of 5,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.055. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Cautionary statement regarding forward looking statements.

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing three mining claims in British Columbia, Canada. The claims are recorded in Mr. Grenfal's name for tax purposes, however, title to the claims has been conveyed to us by an unrecorded deed. To date we have not performed any work on our property. The property is located 181 kilometers east of Vancouver, near Beaverdell on the West Kettle River.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company=s securities.

We have no outstanding options or warrants, or other securities convertible into, common equity.  Of the 6,062,200 shares of common stock outstanding as of August 27, 2001, 5,000,000 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At August 27, 2001, there were 92 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, we have been engaged in exploration and acquisition of mineral properties. Our company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30,2001, we had positive working capital of $43,170 compared to negative working capital of $(22,577) at June 30, 2000. This change is primarily the result of our company=s stock issuance proceeds of $106,220, more than offsetting increasing accounts payable and payment of related party loans.

At June 30, 2001, our company's had total assets of $81,019 consisting of mainly cash, mining claims and office equipment, which compares favorably with our assets at June 30,2000 of $3,112, which consisted of mainly mining claims and only $57 in cash.

At June 30, 2001, we had total liabilities increased to $32,390 from $22,634 at June 30, 2000, primarily reflecting a build-up of accounts payable of $3,758 and related party payables of $6,463.

Our company has had revenues from inception. Although there is insufficient capital to fully explore and develop mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted losses of $38,069 for the year ending June 30, 2001. The principal component of the loss was professional expenses.

Operating expenses for the year ending June 30, 2001 were $38,069, down almost $256,453 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $271,536 in the year ended June 30, 2000 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Ancona Mining Corporation
Las Vegas, Nevada

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balances sheets of Ancona Mining Corporation (an exploration stage enterprise) as of June 30, 2001 and 2000, and the related statements of operations, stockholders= equity (deficit) and cash flows for the year ended June 30, 2001, for the period from September 7, 1999 (inception) to June 30, 2000, and for the period from September 7, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ancona Mining Corporation as of June 30, 2001 and 2000 and the results of its operations, stockholders= equity (deficit) and its cash flows for the year ended June 30, 2001, for the period from September 7, 1999 (inception) to June 30, 2000, and for the period from September 7, 1999 (inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

August 8, 2001

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2001	June 30, 2000

CURRENT ASSETS
Cash	$75,560 ------------	$57 ------------
Total Current Assets	75,560 ------------	57 ------------

PROPERTY, PLANT AND EQUIPMENT
Office furniture	2,466	-
Accumulated depreciation	(62) ------------	- ------------
Total Fixed Assets	2,404 ------------	- ------------

OTHER ASSETS
Deposits	411	411
Mining claims	2,644 ------------	2,644 ------------
Total Other Assets	3,055 ------------	3,055 ------------

TOTAL ASSETS	$81,019 ========	$3,112 ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,051	$1,758
Accounts payable, related parties	27,339 ------------	20,876 ------------
Total Current Liabilities	32,390 ------------	22,634 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,062,200 and 5,000,000 shares issued and outstanding, respectively	61	50
Additional paid-in capital	381,159	274,950
Deficit accumulated during exploration stage	(332,591) ------------	(294,522) ------------
Total Stockholders' Equity (Deficit)	48,629 ------------	(19,522) ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$81,019 ========	$3,112 ========

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF OPERATIONS
		For the Year Ended June 30, 2001		From September 7, 1999 (Inception) to June 30, 2000		From September 7, 1999 (Inception) to June 30, 2001

REVENUES	$	- ------------	$	- ------------	$	- ------------

EXPENSES
Consulting services provided by directors		-		271,536		271,536
Professional fees		25,456		20,649		46,105
Rent		2,268		821		3,089
General and administrative		7,383		829		8,212
Stock transfer fees		2,900		-		2,900
Depreciation expense		62		-		62
Mining exploration		- ------------		687 ------------		687 ------------
TOTAL EXPENSES		38,069 ========		294,522 ========		332,591 ========

LOSS FROM OPERATIONS		(38,069)		(294,522)		(332,591)

INCOME TAXES		- ------------		- ------------		- ------------

NET LOSS		$(38,069) ========		$(294,522) ========		$(332,591) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED		$(0.01) ========		$(0.06) ========		$(0.07) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		5,151,132 ========		5,000,000 ========		5,083,328 ========

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Common Stock
	Number of Shares	Amount
Issuance of common stock for expenses, mining claims, and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Loss for period ended June 30, 2000	- ------------	- ---------	- ----------	(294,522) -----------	(294,522) ------------

Balance, June 30, 2000	5,000,000	50	274,950	(294,522)	(19,522)

Issuance of common stock at $0.10 per share	1,062,200	11	106,209	-	106,220

Loss for year ended June 30, 2001	- ------------	- ---------	- ----------	(38,069) -----------	(38,069) ------------

Balance June 30, 2001	6,062,200 ========	$61 ======	$381,159 =======	$(332,591) =======	$48,629 ========

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2001		From September 7, 1999 (Inception) to June 30, 2000		From September 7, 1999 (Inception) to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(38,069)		$(294,522)		$(332,591)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		62		-		62
Expenses paid by issuance of stock		-		272,223		272,223
Increase in accounts payable		3,293		22,634		25,927
Increase in accounts payable, related parties		6,463		-		6,463
Increase in deposits		- ------------		(411) ------------		(411) ------------
Net cash used by operating activities		(28,251) ------------		(76) ------------		(28,327) ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Office furniture		(2,466) ------------		- ------------		(2,466) ------------
Net cash used by financing activities		(2,466) ------------		- ------------		(2,466) ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances		-		133		133
Proceeds from sale of common stock		106,220 ------------		- ------------		106,220 ------------
Net cash provided by financing activities		106,220 ------------		133 ------------		106,353 ------------

Change in cash		75,503		57		75,560
Cash, beginning of period		57 ------------		- ------------		- ------------

Cash, end of period		$75,560 ========		$57 ========		$75,560 ========

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$	- ========	$	- ========	$	- ========
Income taxes paid in cash	$	- ========	$	- ========	$	- ========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Stock issued in exchange for expenses paid		$-		$272,223		$272,223
Stock issued in payment of advances		$-		$133		$133
Stock issued in exchange for mining claims		$-		$2,644		$2,644

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Ancona Mining Corporation (hereinafter Athe Company@) was incorporated on September 7, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company=s fiscal year end is June 30.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

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

Foreign Currency Valuation

Assets and liabilities of the Company=s foreign operations are translated into U.S. dollars at the year-end exchanges rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders= equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts for cash, property and equipment and payables approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company=s cash account is a business checking account maintained in U.S. dollars, with a balance of $75,560 as of June 30, 2001. This account is not insured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $12,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $60,000, which expire in the years 2019 through 2020. The Company recognized approximately $271,000 of losses for the issuance of common stock for services in 1999, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

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

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $38,069 for the year ended June 30, 2001, has an accumulated deficit of $332,591 since inception, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 B PROPERTY, PLANT AND EQUIPMENT

At June 30, 2001, the Company=s fixed assets consist of office furniture, which is being depreciated using the straight-line method over five years. Depreciation expense for the year ended June 30, 2001 was $62.

NOTE 4 B MINING CLAIM

In September 1999 the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in forty-four mining claims in the Greenwood Mining Division of British Columbia. Although the claims are recorded in Mr. Grenfal=s name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 5 B COMMON STOCK

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

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 5 B COMMON STOCK (Continued)

During the year ended June 30, 2001, the Company sold 1,062,200 shares through private placements at an average price of $0.10 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,220, which proceeds will be used in development and maintenance of the Company=s exploration activities. None of the shares issued during the year ended June 30, 2001 were issued to officers or directors.

NOTE 6 B RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. The value of this space is considered immaterial for the purposes of these financial statements, however, nominal amounts for rent expense have been recorded. The shareholders of the Company paid expenses and advanced funds on behalf of the Company, and were repaid by issuance of common stock. See Note 5.

In addition, the Company=s president has advanced additional monies in payment of the Company=s professional fees. These funds have been recorded as a related party payable, which totaled $27,339 at June 30, 2001.

NOTE 7 B COMMITMENTS AND CONTINGENCIES

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

Foreign Operations

The accompanying balance sheet includes $81,019 relating to the Company=s assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company=s operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to June 30, 2001, included in this report have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Seafirst Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	31	President, Treasurer, Chief Financial Officer and a member of the Board of Directors
Sergei Stetsenko	30	Secretary and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal, Jr. has been our President, Treasurer, Chief Financial Officer and a member of our board of directors since inception. From January 1991 to June 1996 , Mr. Grenfal was President of Booker Gold Explorations Ltd., an exploration corporation located in Vancouver, British Columbia. Since October 1996, Mr. Grenfal has been a Director of Callinan Mines Ltd., a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada. From June 1999 to March 2000, Mr. Grenfal was President of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was an exploration company. Since September 1999, Mr. Grenfal has been President of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining Corporation is an exploration company. Since September 1999, Mr. Grenfal has been President of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company. Since January 2000, Mr. Grenfal has been President of Aberdene Mining Limited located in Vancouver, British Columbia. Aberdene Mining Limited is an exploration company. Since June 26, 2000, Mr. Grenfal has been President of Ragland Mines Limited located in Vancouver, British Columbia. Ragland Mines Limited is an exploration company. Mr. Grenfal is currently not a full-time employee with another entity.

Sergei Stetsenko has been our Secretary and a member of the board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team. From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. Since September 1999, Mr. Stetsenko has been Secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company. Since September 1999, Mr. Stetsenko has been Secretary of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company. Mr. Stetsenko is currently not a full-time employee with another entity.

Involvement in Certain Legal Proceedings

We have no legal proceedings during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr.	2001	0	0	0	0	0	0	0
President &	2000	0	0	0	135,768	0	0	0
Director	1999	0	0	0	0	0	0	0
Sergei Stetsenko	2001	0	0	0	0	0	0	0
Secretary &	2000	0	0	0	135,768	0	0	0
Director	1999	0	0	0	0	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 27, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	2,500,000	President, Treasurer, Chief Financial Officer and a member of the Board of Directors	41.24%
Sergei Stetsenko	2,500,000	Secretary and a member of the Board of Directors35	42.24%
All officer and Directors as a Group (2 Persons	5,000,000		82.48%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 1999, we issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal and Sergei Stetsenko, officers and directors of our company. This was accounted for as a compensation expense of $271,536 and advances and reimbursement expenses of $3,464.

On the 30th day of March, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On the 20th day of June, 2001, we completed our public offering by raising $106,220.

In the, future, we may borrow money from our officers and directors, if necessary. If we do so, the terms of the loans will be no less favorable to us than those that can be obtained from unaffiliated third parties. We will not loan money to our officers and directors. Forgiveness of a loan between us an affiliate must be approved by a majority of the board of directors who do not have an interest in the transaction and who have access, at our expense, to our counsel or an independent counsel.

All of our current transactions were approved and ratified by all of our directors. In each case, our directors had access to our counsel or any counsel of their choosing. All past transactions which are now closed had at least two disinterested directors at the time of each transaction.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94835 on January 18, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Marmot Mining Claim.
Wombat Mining Claim.
Bill of Sale.
Amax Mining Claim.
Statement of Trustee.
Unrecorded Warranty Deed.
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of August, 2001.

ANCONA MINING CORPORATION. (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	08/28/2001
/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the Board of Directors	08/28/2001