Form 10QSB
period 2001-09-30
ANCONA MINING CORP
filed 2001-11-07
CIK 1102942

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33191

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 6,062,200

=========================================================================

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	September 30, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$29,329 ------------	$75,560 ------------
Total Current Assets	29,363 ------------	75,560 ------------
PROPERTY, PLANT AND EQUIPMENT
Office furniture	2,466	2,466
Accumulated depreciation	(185) ------------	(62) ------------
Total Fixed Assets	2,281 ------------	2,404 ------------
OTHER ASSETS
Deposits	411	411
Mining claims	2,644 ------------	2,644 ------------
Total Other Assets	3,055 ------------	3,055 ------------
TOTAL ASSETS	$34,665 ========	$81,019 ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,712	$5,051
Accounts payable, related parties	667 ------------	27,339 ------------
Total Current Liabilities	7,379 ------------	32,390 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,062,200 shares issued and outstanding	61	61

Additional paid-in capital	381,159	381,159
Deficit accumulated during exploration stage	(353,934) ------------	(332,591) ------------
Total Stockholders' Equity (Deficit)	27,286 ------------	48,629 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,665 ========	$81,019 ========

See Notes to Interim Financial Statements

Ancona Mining Corporation
(An Exploration Stage Enterprise)
Statements of Operations

		For the Three Months Ended September 30, 2001 (Unaudited)		For the Three Months Ended September 30, 2000		From September 7, 1999 (Inception) to September 30, 2001 (Unaudited)
REVENUES	$	- -------------	$	- -------------	$	- -------------
EXPENSES
Consulting services provided by directors		-		-		271,536
Professional fees		5,750		3,512		51,855
Rent		1,026		1,209		4,115
General and administrative		3,271		440		11,483
Stock transfer fees		25		-		2,925
Depreciation expense		123		-		185
Mining exploration		3,250		-		3,937
Travel		7,898 -------------		- -------------		7,898 -------------
TOTAL EXPENSES		21,343 -------------		5,161 -------------		353,934 -------------
LOSS FROM OPERATIONS		(21,343)		(5,161)		(353,934)
INCOME TAXES		- -------------		- -------------		- -------------
NET LOSS		$(21,343) =========		$(5,161) =========		$(353,934) =========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil =========	$	nil =========		$(0.07) =========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		6,062,200 =========		5,000,000 =========		5,202,766 =========

See Notes to Interim Financial Statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Amount

Issuance of common stock for expenses, mining claims, and in payment of advances at approximately $0.055 per share

	5,000,000	$50	$274,950	$-	$275,000
Loss for period ended June 30, 2000	- ------------	- ------------	- ------------	(294,522) ------------	(294,522) ------------
Balance, June 30, 2000	5,000,000	50	274,950	(294,522)	(19,522)
Issuance of common stock at $0.10 per share	1,062,200	11	106,209	-	106,220
Loss for year ended June 30, 2001	- ------------	- ------------	- ------------	(38,069) ------------	(38,069) ------------
Balance, June 30, 2001	6,062,200	61	381,159	(332,591)	48,629
Loss for the three months ended September 30, 2001	-	-	-	(21,343)	(21,343)
Balance, September 30, 2001 (Unaudited)	6,062,200 ========	$61 ========	$381,159 ========	$(353,934) ========	$27,286 ========

See Notes to Interim Financial Statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
		For the Three Months Ended September 30, 2001 (Unaudited)		For the Three Months Ended September 30, 2000		From September 7, 1999 (Inception) to September 30, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(21,343)		$(5,161)		$(353,934)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation		123		-		185
Expenses paid by issuance of stock		-		-		272,223
Increase (decrease) in accounts payable		1,661		5,121		27,588
Increase (decrease) in accounts payable, related parties		(26,672)		-		(20,209)
Decrease (increase) in deposits		- ------------		- ------------		(411) ------------
Net cash used by operating activities		(46,231) ------------		(40) ------------		74,558 ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Office furniture		- ------------		- ------------		(2,466) ------------
Net cash used by financing activities		- ------------		- ------------		(2,466) ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances		-		-		133
Proceeds from sale of common stock		- ------------		- ------------		106,220 ------------
Net cash provided by financing activities		- ------------		- ------------		106,353 ------------
Change in cash		(46,231)		(40)		29,329
Cash, beginning of period		75,560 ------------		57 ------------		- ------------
Cash, end of period		$29,329 ========		$17 ========		$29,329 ========
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$	- ========	$	- ========	$	- ========
Income taxes paid in cash	$	- ========	$	- ========	$	- ========
NON-CASH INVESTMENT AND FINANCING ACTIVITIES:						-
Stock issued in exchange for expenses paid		$-		$-		$272,223
Stock issued in payment of advances		$-		$-		$133
Stock issued in exchange for mining claims		$-		$-		$2,644

See Notes to Interim Financial Statements

ANCONA MINING CORPORATION
(An Exploration Stage Company)
September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

=====================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At September 30, 2001, we had a positive working capital of $21,950 compared to deficit working capital of $(27,738) at September 30, 2000. This change is primarily the result of the company's stock issuance proceeds of $106,220, more than offsetting increasing accounts payable and payment of related party loans.

At September 30, 2001, our Company's total assets of $34,665 consist of mainly cash, mining claims and office equipment. This compares with our Company's assets at September 30, 2000 of $3,072, which consisted of cash and mining claims.

At September 30, 2001, the Company's total liabilities decreased to $7,379, from $27,755 at September 30, 2000, primarily reflecting a net payment to related party loans of $21,418.

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

Results of Operations

The Company posted losses of $21,343 for the three months ending September 30, 2001. The principal components of the loss were professional expenses and travel.

Operating expenses for the three months ending September 30, 2001 were $21,343 up $16,182 from the three months ending September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November, 2001

ANCONA MINING CORPORATION
(Registrant)

By:/s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Chief Financial Officer a member of the Board of Directors