Form 10QSB
period 2001-12-31
ANCONA MINING CORP
filed 2002-02-06
CIK 1102942

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-94835

ANCONA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0436055
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 6,062,200

=============================================================================

PART I.

ITEM 1. - Financial Statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$15,712	$75,560
Total Current Assets	15,712	75,560
PROPERTY, PLANT AND EQUIPMENT
Office furniture	2,466	2,466
Accumulated depreciation	(311)	(62)
Total Fixed Assets	2,155	2,404
OTHER ASSETS
Deposits	411	411
Mining claims	2,644	2,644
Total Other Assets	3,055	3,055
TOTAL ASSETS	$20,922 =================	$81,019 ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,224	$5,051
Accounts payable, related parties	100	27,339
Total Current Liabilities	1,324	32,390
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,062,200 shares issued and outstanding	61	61
Additional paid-in capital	381,159	381,159
Deficit accumulated during exploration stage	(361,622)	(332,591)
Total Stockholders' Equity	19,598	48,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,922 =================	$81,019 ===============

See notes to interim financial statements

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

		Three Months Ended December 31,				Six Months Ended December 31,			From September 7, 1999 (Inception) to December 31, 2001 (Unaudited)
		2001 (Unaudited)		2000 (Unaudited)		2001 (Unaudited)		2000 (Unaudited)
REVENUES		$-		$-		$-		$-	$-
EXPENSES
Consulting services provided by directors		-		-		-		-	271,536
Professional fees		2,840		3,100		8,590		6,612	55,382
Rent		845		-		1,871		1,209	4,960
General and administrative		2,993		40		6,263		480	14,365
Stock transfer fees		-		-		25		-	2,925
Depreciation expense		126		-		249		-	311
Mining exploration		289		-		3,539		-	3,649
Travel		596		-		8,494		-	8,494
TOTAL EXPENSES		7,689		3,140		29,031		8,301	361,622
LOSS FROM OPERATIONS		(7,689)		(3,140)		(29,031)		(8,301)	(361,622)
INCOME TAXES		-		-		-		-	-
NET LOSS		$(7,689) ============		$(3,140) ============		$(29,031) ============		$(8,301) ============	$(361,622) ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil ============	$	nil ============	$	nil ============	$	nil ============	$(0.07) ============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		6,062,200 ============		5,000,000 ============		6,062,200 ============		5,000,000 ============	5,295,320 ============

See notes to interim financial statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for expenses, mining claims, and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Net Loss for period ended June 30, 2000	-	-	-	(294,522)	(294,522)
Balance, June 30, 2000	5,000,000	50	274,950	(294,522)	(19,522)
Issuance of common stock at $0.10 per share	1,062,200	11	106,209	-	106,220
Net Loss for year ended June 30, 2001	-	-	-	(38,069)	(38,069)
Balance, June 30, 2001	6,062,200	61	381,159	(332,591)	48,629
Net Loss for the six months ended December 31, 2001	-	-	-	(29,031)	(29,031)
Balance, December 31, 2001 (Unaudited)	6,062,200 ============	$61 ===========	$381,159 =============	$(361,622) =============	$19,598 =============

See notes to interim financial statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
		Six Months Ended December 31,				From September 7, 1999 (Inception) to December 31, 2001 (Unaudited)
		2001 (Unaudited)		2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(29,031)		$(8,301)		$(361,622)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation		249		-		311
Expenses paid by issuance of stock		-		-		272,223
Increase (decrease) in accounts payable		(3,827)		8,220		1,224
Increase in bank overdraft		-		24		-
Increase (decrease) in accounts payable, related parties		(27,239)		-		100
Decrease (increase) in deposits		-		-		(411)
Net cash used by operating activities		(59,848)		(57)		(88,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Office furniture		-		-		(2,466)
Net cash used by financing activities		-		-		(2,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances		-		-		133
Proceeds from sale of common stock		-		-		106,220
Net cash provided by financing activities		-		-		106,353
Change in cash		(59,848)		(57)		15,712
Cash, beginning of period		75,560		57		-
Cash, end of period		$15,712 ===============	$	- ===============		$15,712 ===============
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$	- ===============	$	- ===============	$	- ===============
Income taxes paid in cash	$	- ===============	$	- ===============	$	- ===============
NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Stock issued in exchange for expenses paid		$-		$-		$272,223
Stock issued in payment of advances		$-		$-		$133
Stock issued in exchange for mining claims		$-		$-		$2,644

See notes to interim financial statements

ANCONA MINES LIMITED
(An Exploration Stage Company)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

========================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At December 31, 2001, there was positive working capital of $14,388 compared to $43,170 at June, 2001. This change is primarily the result of increased activity of the Company resulting in expenses in all major categories.

At December 31, 2001, the Company's total assets of $20,922 consisted of mainly cash, mining claims and office equipment, which compares with the Company's assets at June 30, 2001 of $81,019, which were constituted mainly by cash.

At December 31, 2001, the Company's total liabilities were $1,324 versus $32,390 at June 30, 2001, primarily reflecting the payment of most bills and accounts payable.

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

Results of Operations

The Company posted losses of $29,031 for the six months ending December 31, 2001. The principal components of the loss were travel, professional expenses, administrative expenses and exploration expenses.

Operating expenses for the six months ending December 31, 2001 were $29,031, up from $8,301 in the same period of the prior year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of February, 2002.

ANCONA MINING CORPORATION
(Registrant)

By: /s/ Hugh Grenfal

Hugh Grenfal, President, Treasurer,Principal
Accounting Officer and a member of the Board
Of Directors