Form 10QSB
period 2002-03-31
ANCONA MINING CORP
filed 2002-05-09
CIK 1102942

================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-94835

ANCONA MINES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	88-0436055 (IRS Employer Identification Number)

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
Yes [ x ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 6,062,200

================================================================================

PART I.

ITEM 1. - Financial Statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$7,746	$75,560
Total Current Assets	7,746	75,560

PROPERTY, PLANT AND EQUIPMENT
Office furniture	2,466	2,466
Accumulated depreciation	(432)	(62)
Total Fixed Assets	2,034	2,404

OTHER ASSETS
Deposits	411	411
Mining claims	2,644	2,644
Total Other Assets	3,055	3,055

TOTAL ASSETS	$12,835 ===========	$81,019 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$477	$5,051
Accounts payable, related parties	100	27,339
Total Current Liabilities	577	32,390

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,062,200 shares issued and outstanding
	61	61
Additional paid-in capital	381,159	381,159
Deficit accumulated during exploration stage	(368,962)	(332,591)
Total Stockholders' Equity	12,258	48,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,835 ===========	$81,019 ==========

See notes to interim financial statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF OPERATIONS

		Three Months Ended March 31,			Nine Months Ended March 31,			From September 7, 1999 (Inception) to March 31, 2002 (Unaudited)
		2002 (Unaudited)	2001 (Unaudited)		2002 (Unaudited)	2001 (Unaudited)

REVENUES		$-		$-	$-		$-		$-

EXPENSES
Consulting services provided by directors		-		-	-		-		271,536
Professional fees		1,873		3,095	10,463		9,707		57,255
Rent		461		-	2,332		1,209		5,421
General and administrative		4,009		17	10,271		497		18,373
Stock transfer fees		25		-	50		-		2,950
Depreciation expense		121		-	370		-		432
Mining exploration		-		-	3,539		-		3,649
Travel		852		-	9,346		-		9,346
TOTAL EXPENSES		7,341		3,112	36,371		11,413		368,962

LOSS FROM OPERATIONS		(7,341)		(3,112)	(36,371)		(11,413)		(368,962)

INCOME TAXES		-		-	-		-		-

NET LOSS		$(7,341) =========		$(3,112) =========	$(36,371) =========		$(11,413) =========		$(368,962) =========
								$
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil =========	$	nil =========	$(0.01) =========	$	nil =========		(0.07) =========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		6,062,200 =========		5,000,000 =========	6,062,200 =========		5,000,000 =========		5,369,138 =========

See notes to interim financial statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for expenses, mining claims, and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for period ended June 30, 2000	-	-	-	(294,522)	(294,522)

Balance, June 30, 2000	5,000,000	50	274,950	(294,522)	(19,522)

Issuance of common stock at $0.10 per share	1,062,200	11	106,209	-	106,220

Net loss for year ended June 30, 2001	-	-	-	(38,069)	(38,069)

Balance, June 30, 2001	6,062,200	61	381,159	(332,591)	48,629

Net loss for the nine months ended March 31, 2002	-	-	-	(36,371)	(36,371)

Balance, March 31, 2002 (Unaudited)	6,062,200 ========	$61 ======	$381,159 =========	$(368,962) =========	$12,258 ==========

See notes to interim financial statements

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31,				From September 7, 1999 (Inception) to March 31, 2002 (Unaudited)
	2002 (Unaudited)		2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(36,371)		$(11,413)		$(368,962)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		370		-		432
Expenses paid by issuance of stock		-		-		272,223
Increase (decrease) in accounts payable		(4,574)		4,438		21,353
Increase (decrease) in accounts payable, related parties		(27,239)		6,878		(20,776)
Decrease (increase) in deposits		-		-		(411)
Net cash used by operating activities		(67,814)		(97)		(96,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office furniture		-		-		(2,466)
Net cash used by financing activities		-		-		(2,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances		-		100		133
Proceeds from sale of common stock		-		-		106,220
Net cash provided by financing activities		-		100		106,353
Change in cash		(67,814)		3		7,746
Cash, beginning of period		75,560		57		-
Cash, end of period		$7,746 =========		$60 =========		$7,746 =========

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$	- =========	$	- =========	$	- =========
Income taxes paid in cash	$	- =========	$	- =========	$	- =========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Stock issued in exchange for expenses paid		$-		$-		$272,223
Stock issued in payment of advances		$-		$-		$133
Stock issued in exchange for mining claims		$-		$-		$2,644

See notes to interim financial statements

ANCONA MINING CORPORATION
(An Exploration Stage Enterprise)
March 31, 2002

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

Operating results for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2002, there was positive working capital of $7,169 compared to $43,170 at June 30, 2001. This change is primarily the result of increased activity of the Company resulting in expenses in all major categories.

At March 31, 2002, the Company's total assets of $12,835 consisted of mainly cash, mining claims and office equipment, which compares with the Company's assets at June 30, 2001 of $81,019, which were mainly cash.

At March 31, 2002, the Company's total liabilities were $577 versus $32,390 at June 30, 2001, primarily reflecting the payment of most bills and accounts payable.

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

Results of Operations

The Company posted losses of $36,371 for the nine months ending March 31, 2002. The principal components of the loss were travel, professional expenses, administrative expenses and exploration expenses.

Operating expenses for the nine months ending March 31, 2002 were $36,371, up from $11,413 in the same period of the prior year.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2002.

ANCONA MINING CORPORATION (Registrant)
/s/ Hugh Grenfal, Jr.
Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board Of Directors