Form 10KSB
period 2002-06-30
ANCONA MINING CORP
filed 2002-09-26
CIK 1102942

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-94835

ANCONA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0436055 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [     ]

State issuer's revenues for its most fiscal year June 30, 2002: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 23, 2002, no market exists.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 23, 2002: 6,062,200

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words"believe,""expect,""anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Nevada on September 7, 1999. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885.

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

Plant and Equipment

We do not own a plant or any equipment. If we discover mineralized material we intend to hire independent third party contractors to mine the property. There is no source of power on the property. Power for operations will be generated from gasoline generators. There is no equipment on the property.

Physiography

The property is situated within the Monashee Mountains of the Southern Interior Physiographic Region, and elevations range from 2,500 feet along the West Kettle River to 5,100 feet at the extreme western edge of the property.

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

Geological mapping and sampling of seven rock chip samples were conducted within the "May" Audit. The adit is 25 feet deep with a small chamber at the end of the tunnel. In an effort to detect traces of economic minerals of interest to us on our property, a total of 114 soil samples and 2 rock samples were collected at regular intervals and spacing, over a targeted grid area of 984 feet x 1,312 feet. Samples have been submitted to the Cominco Exploration Laboratory for analysis for gold and 32 other elements. Results failed to outline strike extensions to the May Adit mineralization.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Hugh Grenfal and Sergei Stetsenko, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs Grenfal and Stetsenko, our officers and directors, who were compensated for their services. Messrs Grenfal and Stetsenko do not have employment agreements with us. Messrs Grenfal and Stetsenko are not full-time employees and devote approximately 25% of their time our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Related Events

On March 30, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-94835. We offered up to 2,000,000 shares at $0.10 per share.

On June 20, 2001, we completed our public offering by raising $106,220 and sold 1,062,200 shares at our offering price of $0.10. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $106,220.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds received were spent as follows:

Mining exploration expense	$4,216
Professional fees	$58,392
General and administrative	$20,939
Rent	$5,928
Stock transfer agent fees	$2,950
Travel	$4,449
Investor relations	$9,346
Total	$106,220

Status of Our Exploration Program

We are currently in Phase One of our proposed exploration program.

The program, consisting of soil and rock sampling as well as geological mapping, was completed between July 3 and July 7, 2002. The program was designed to follow-up previous explorers= results that discovered mineralization (mercury, antimony and gold) that is indicative of a gold bearing shallow (epithermal) hydrothermal style system.

Geological mapping at a scale of 1:2,500 was completed over the entire property. A total of 57 soil samples, taken at either 25m (82 ft) or 50m (160 ft) intervals along portions of the 8,500m (5.3 miles) of flagged control grid. 21 rock samples were also collected. All soil and rock samples were analyzed using gold analysis and 30-element ICP at Assayers Canada (Min-En) Laboratory in Vancouver.

Geological mapping confirmed that the property is underlain by three geological units. The Bridge River Complex, a sequence of rocks consisting of dark gray/brown basalt +/- limestone-chert, argillite, chert, tuffaceous sediments (medium grained white/beige quartz porphyry and quartz rose sandstones) occurs on the western edge of the property. An ultramafic unit of green-brown serpentinite occurs between Relay Creek and the eastern edge of the property. Both units have been highly folded. A unit of quartz pebble conglomerate (multiple colors - fine matrix 0.3-0.5cm dia. with local pyrite and Iron staining) has been emplaced over, and subsequently scowered away by glaciation, the two aforementioned units. This has created a horizontal banding of alternating quartz pebble conglomerate and the respective underlying unit. Within the central area of the property, oriented at 328o, is a less interrupted mass of the quartz pebble conglomerate unit. Dykes and dyke-like intrusions of dark purplish andesite intrude the western areas of the property. There is a major fault running along (parallel to) the Relay Creek valley at 328o.

Only two of the soil samples returned greater than 8ppb Au. Both samples (68ppb and 92 ppb Au) were collected from soil overlaying the central body of quartz pebble conglomerate. None of the other elements were anomalous in other economic elements. The two most anomalous rock samples (MW 037 & 040) returned values of 10ppb Au each.

Management is evaluating the results of this program to decide the best choices for further exploration of the property.

Other than the foregoing, we have not conducted any exploration on our property.

Risk Factors

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

2. We lack an operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated in September 1999 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $373,872. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate a profitable mineral property
* our ability to generate revenues
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

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee we will ever find any gold. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover gold, we cannot guarantee that we will make a profit.

4. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassible. When roads are impassible, we are unable to work and generate income.

5. Because we are small and do not have much capital, we must limit our exploration and as a result may not find mineralized material.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our property may contain mineralized material.

6. We may not have access to all of the supplies and materials we need to complete exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7. The price of gold is depressed compared to past years. This makes it harder to make a profit. If we can't make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is $320. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can't make a profit we will have cease operations until the price of gold increases, or cease operations all together. Because the cost to mine gold has a fixed threshold level in a given mine, small declines in the international price of gold near the threshold level can cause strong declines in profitability.

8. If we do not find mineralized material we will cease operations.

Our success depends on finding mineralized material. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

9. We do not have enough money to complete our exploration and as a result have to suspend our operations.

We do not have enough money to complete our exploration of our property. We have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. As a result we will have to suspend our operations on our claims.

10. Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

Title to our property is not held in our name. Title to our property is recorded in the name of Hugh Grenfal. If Mr. Grenfal transfers our property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

11. Because title to our property is in the name of Mr. Grenfal, a creditor of Mr. Grenfal could attach a lien on our property and have its sold. If this happens, the creditor or a third party could take title to our property and we will cease operations.

Because title to our property is in the name of Mr. Grenfal, a creditor of Mr. Grenfal could attach a lien on our property and have its sold. If that happens, the creditor or a third party buying the property at a judicial sale could take title to our property. If that happens, we will own no property and will cease operations.

12. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

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

13. Because Messrs Grenfal and Stetsenko own more than 50% of the outstanding shares, they are able to decide who will be directors and you will not be able to elect any directors.

Messrs Grenfal and Stetsenko own 5,000,000 shares and control us. As a result, Messrs Grenfal and Stetsenko are able to elect all of our directors and control our operations.

14. Messrs Grenfal and Stetsenko's control prevents you from causing a change in the course of our operations.

Because Messrs Grenfal and Stetsenko control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

15. Our officers and directors will probably sell some of their shares if the market price of the stock goes above $0.10. This will cause the price of our common stock to fall which will reduce the value of your investment.

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

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2002, we paid $2,839 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Our shares were listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. on September 25, 2002, under the symbol "ANAG." A shareholder may therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,062,200 shares of common stock outstanding as of September 23, 2002, 5,000,000 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 23, 2002, there were 72 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

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

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as"bid" and"offer" quotes, a dealers"spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, we have been engaged in exploration and acquisition of mineral properties. Our company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30,2002, we had positive working capital of $2,382 compared to negative working capital of $43,170 at June 30, 2001. This change is primarily the result of major expenses in the categories of professional fees, general and administrative and, investor relations.

At June 30, 2002, our company's had total assets of $8,274 consisting of mainly cash, mining claims and office equipment, which compares favorably with our assets at June 30, 2001 of $48,719, which consisted of mostly cash.

At June 30, 2002, we had total liabilities decrease to $926 from $32,390 at June 30, 2001, primarily reflecting liquidation of most outstanding bills from proceeds of the stock offering.

Our company has had revenues from inception. Although there is insufficient capital to fully explore and develop mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We have inadequate cash reserves to maintain offices and operations during the next twelve months ending June 30, 2003. We have insufficient cash to maintain operations. At June 30, 2002, we had working capital of $2,382 and expensed $41,281 in fiscal 2001. Even if management were to restrain spending to one-half of the 2002 rate, all funds would be expended immediately. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our Company posted losses of $41,128 for the year ending June 30, 2002. The principal components of the loss were professional expenses and general and administrative expense.

Operating expenses for the year ending June 30, 2002 were $41,281, up somewhat from $38,069 from the year ending June 30, 2001; professional fees were lower but general and administrative expenses and investor relations costs were higher.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; any assets or items of value reckoned in Canadian Dollars are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred. The resulting translation adjustments are recorded within other comprehensive income.

2) Research, development and exploration expenditure.

All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

3) Capitalization of intangible fixed assets.

Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145,"Recession of FASB Statement No. 44, and 66, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended No. 4, was rescinded as it was no longer necessary. FASB 145 amended 13 to eliminate an inconsistency between the required accounting for the sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In June 2002, the FASB issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of our business the impact is expected to be minuscule.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Ancona Mining Corporation
Las Vegas, Nevada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balances sheets of Ancona Mining Corporation (an exploration stage enterprise) as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from September 7, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ancona Mining Corporation as of June 30, 2002 and 2001 and the results of its operations, stockholders' equity and its cash flows for the years then ended, and for the period from September 7, 1999 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington

August 5, 2002

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$3,308	$75,560
Total Current Assets	3,308	75,560

PROPERTY AND EQUIPMENT
Office furniture	2,466	2,466
Accumulated depreciation	(555)	(62)
Total Property and Equipment	1,911	2,404
OTHER ASSETS
Deposits	411	411
Mining claims	2,644	2,644
Total Other Assets	3,055	3,055
TOTAL ASSETS	$8,274	$81,019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$826	$5,051
Accounts payable, related parties	100	27,339
Total Current Liabilities	926	32,390
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,062,200 shares issued and outstanding	61	61
Additional paid-in capital	381,159	381,159
Deficit accumulated during exploration stage	(373,872)	(332,591)
Total Stockholders' Equity	7,348	48,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,274	$81,019

The accompanying notes are an integral part of these financial statement.

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF OPERATIONS
	Year Ended June 30, 2002	Year Ended June 30, 2001	From September 7, 1999 (Inception) to June 30, 2002
REVENUES	$-	$-	$-

EXPENSES
Consulting services provided by directors	-	-	271,536
Professional fees	12,287	25,456	58,392
Rent	2,839	2,268	5,928
General and administrative	12,726	7,383	20,939
Stock transfer fees	50	2,900	2,950
Depreciation expense	493	62	555
Mining exploration	3,539	-	4,226
Investor relations	9,346	-	9,346
TOTAL EXPENSES	41,281	38,069	373,872

LOSS FROM OPERATIONS	(41,281)	(38,069)	(373,872)

INCOME TAXES	-	-	-

NET LOSS	$(41,281)	$(38,069)	$(373,872)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,062,200	5,151,132

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Totals Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for
expenses, mining claims, and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for period ended June 30, 2000	-	-	-	(294,522)	(294,522)

Balance, June 30, 2000	5,000,000	50	274,950	(294,522)	(19,522)

Issuance of common stock
at $0.10 per share	1,062,200	11	106,209	-	106,220

Net loss for year ended
June 30, 2001	-	-	-	(38,069)	(38,069)

Balance, June 30, 2001	6,062,200	61	381,159	(332,591)	48,629

Net loss for year ended
June 30, 2002	-	-	-	(41,281)	(41,281)

Balance, June 30, 2002	6,062,200	$61	$381,159	$(373,872)	$7,348

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2002	Year Ended June 30, 2001	From September 7, 1999 Inception) to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,281)	$(38,069)	$(373,872)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	493	62	555
Expenses paid by issuance of stock	-	-	272,223
Increase (decrease) in accounts payable	(4,225)	3,293	826
Increase (decrease) in accounts payable, related parties	(27,239)	6,463	100
Increase in deposits	-	-	(411)
Net cash used by operating activities	(72,252)	(28,251)	(100,579)
CASH FLOWS FROM INVESTING ACTIVITIES
Office furniture	-	(2,466)	(2,466)
Net cash used by financing activities	-	(2,466)	(2,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	-	-	133
Proceeds from sale of common stock	-	106,220	106,220
Net cash provided by financing activities	-	106,220	106,353
Change in cash	(72,252)	75,503	3,308
Cash, beginning of period	75,560	57	-
Cash, end of period	$3,308	$75,560	$3,308
SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-
NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Stock issued in exchange for expenses paid	$-	$-	$272,223
Stock issued in payment of advances	$-	$-	$133
Stock issued in exchange for mining claims	$-	$-	$2,644

The accompanying notes are an integral part of these financial statements.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, with a balance of $3,308 as of June 30, 2002. This account is not insured.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences

When the Company has employees, they will be entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would only be recognized if the amount would be deemed material.

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $34,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $102,000, which expire in the years 2019 through 2022. The Company recognized approximately $271,000 of losses for the issuance of common stock for services in 1999, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $41,281 for the year ended June 30, 2002, has an accumulated deficit of $373,872 since inception, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require lease modifications in certain sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company adopted SFAS No.142. Application of the non amortization provision of SFAS No. 142 will have no effect of the Company's financial statements, as the Company does not currently have any assets with indefinite lives.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2002, the Company's fixed assets consist of office furniture, which is being depreciated using the straight-line method over five years. Depreciation expense for the year ended June 30, 2002 was $493.

NOTE 4 - MINING CLAIM

In September 1999, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in forty-four mining claims in the Greenwood Mining Division of British Columbia. Although the claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On September 10, 1999, 5,000,000 shares of common stock were issued to officers and directors only. The aforementioned shares were issued in payment of consulting services in the amount of $271,536 and repayment of expenses of $687, mining claims of $2,644 and advances of $133. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933. There was no public offering of any securities.

ANCONA MINING CORPORATION
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 5 - COMMON STOCK (continued)

During the year ended June 30, 2001, the Company sold 1,062,200 shares through private placements at an average price of $0.10 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,220, which proceeds will be used in development and maintenance of the Company's exploration activities. None of the shares issued during the year ended June 30, 2001 were issued to officers or directors.

There were no stock transactions during the year ended June 30, 2002.

NOTE 6 - RELATED PARTIES

The Company occupied office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year. The value of this space is considered immaterial for the purposes of these financial statements, however, nominal amounts for rent expense have been recorded. The shareholders of the Company paid expenses and advanced funds on behalf of the Company, and were repaid by issuance of common stock. See Note 5.

In addition, the Company's president has advanced additional monies in payment of the Company's professional fees. These funds, which were recorded as a related party payable and totaled $27,339 at June 30, 2001, were reimbursed during fiscal year 2002.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Foreign Operations

The accompanying balance sheet includes $8,274 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	32	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors
Sergei Stetsenko	31	secretary and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal, Jr. has been our president, chief executive officer, treasurer, chief financial officer and a member of our board of directors since inception on September 7, 1999. From January 1991 to June 1996, Mr. Grenfal was President of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. From October 1996 to December 2001, Mr. Grenfal was a Director of Callinan Mines Limited, a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada.

From June 20, 1999 to May 11, 2000, Mr. Grenfal was president of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was a mining company. Since January 2000, Mr. Grenfal has been president of Aberdene Mines Limited located in Vancouver, British Columbia. Aberdene Mines is a mining exploration company. Since September 1999, Mr. Grenfal has been President of Camden Mines Limited located in Vancouver, British Columbia. Camden Mines is a mining exploration company. From September 1999 to February 2002, Mr. Grenfal was president of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc. From July 2000 to September 2001, Mr. Grenfal was president of Raglan Mines Limited located in Vancouver, British Columbia. Raglan Mines Limited is a mining exploration company. Mr. Grenfal is currently not a full time employee with another entity.

Sergei Stetsenko has been our secretary and a member of the board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team.

From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. From September 1999 until February 2002, Mr. Stetsenko was secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc. Since September 1999, Mr. Stetsenko has been secretary of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company. Mr. Stetsenko is currently not a full-time employee with another entity.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr.	2002	0	0	0	0	0	0	0
President &	2001	0	0	0	0	0	0	0
Director	2000	0	0	0	135,768	0	0	0
Sergei Stetsenko	2002	0	0	0	0	0	0	0
Secretary &	2001	0	0	0	135,768	0	0	0
Director	2000	0	0	0	0	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

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

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2003, at the earliest. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 23, 2002, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all directors and officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	2,500,000	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors	41.24%
Sergei Stetsenko	2,500,000	secretary and a member of the board of directors	41.24%
All officer and Directors as a Group (2 Persons)	5,000,000		82.48%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Marmot Mining Claim.
Wombat Mining Claim.
Bill of Sale.
Amax Mining Claim.
Statement of Trustee.
Unrecorded Warranty Deed
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26rd day of September, 2002.

ANCONA MINING CORPORATION (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., president, chief executive officer, treasurer, chief financial officer and member of the board of directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors	09/26/2002
/s/ Sergei Stetsenko Sergei Stetsenko	secretary and a member of the board of directors	09/26/2002

CERTIFICATION

I, Hugh Grenfal, Jr., President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of Ancona Mining Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of Ancona Mining Corporation.

Date: September 26, 2002

/s/ Hugh Grenfal, Jr.
Hugh Grenfal, Jr.
President, Chief Executive Officer, Treasurer and Chief Financial Officer