Form 10QSB
period 2002-12-31
ANCONA MINING CORP
filed 2003-02-11
CIK 1102942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-94835

ANCONA MINES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1040 West Georgia Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices)

(604) 605-0885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002: 6,062,200

PART I.

ITEM 1. FINANCIAL STATEMENTS

Ancona Mining Corporation

(An Exploration Stage Company)

Ancona Mining Corporation

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)
	December 31, 2002 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	660	3,308
Deposits	411	411

Total Current Assets	1,071	3,719

Property, Plant and Equipment (Note 3)	1,664	1,911

Mineral Properties (Note 4)	2,644	2,644

Total Assets	5,379	8,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	8,670	826
Accrued liabilities	600	-
Advances from related party (Note 5(b))	100	100

Total Liabilities	9,370	926

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 6,062,200 shares issued and outstanding	61	61

Additional Paid-in Capital	381,159	381,159

	381,220	381,220

Deficit Accumulated During the Exploration Stage	(385,211)	(373,872)

Total Stockholders' Equity< (DEFICIT)	(3,991)	7,348

Total Liabilities and Stockholders' Equity	5,379	8,274

Ancona Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)
	Accumulated from
	September 7, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2002 $	2002 $	2001 $	2002 $	2001 $

Revenue	-	-	-	-	-

Expenses

Amortization	802	124	126	247	249
Consulting	271,536	-	-	-	-
General and administration	21,356	68	2,993	417	6,263
Mining exploration	4,226	-	289	-	3,539
Professional fees	68,187	4,520	2,840	9,795	8,590
Rent	5,928	-	845	-	1,871
Transfer agent and filing fees	3,830	855	-	880	25
Travel	9,346	-	596	-	8,494

	385,211	5,567	7,689	11,339	29,031

Net Loss for the Period	(385,211)	(5,567)	(7,689)	(11,339)	(29,031)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		6,062,000	6,062,000	6,062,000	6,062,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Ancona Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)
	Six Months Ended
	December 31,
	2002 $	2001 $

Cash Flows To Operating Activities

Net loss	(11,339)	(29,031)

Adjustment to reconcile net loss to cash

Amortization	247	249

Changes in non-cash working capital items

Increase (decrease) in accounts payable and accrued liabilities	8,444	(31,066)

Net Cash Used In Operating Activities	(2,648)	(59,848)

Net Cash Provided By Financing Activities	-	-

Net Cash Used in Investing Activities	-	-

Net Decrease in Cash	(2,648)	(59,848)

Cash - Beginning of Period	3,308	75,560

Cash - End of Period	660	15,712

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

NOTES to the Financial Statements

Ancona Mining Corporation

(An Exploration Stage Company)

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

he Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2002, the Company had a working capital deficit of $8,299. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $24,299 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective..

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

j) Financial Instruments

The carrying value of cash and equivalents, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

k) Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, with a balance of $660 as of December 31, 2002. This account is not insured.

l) Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 and its impact is not expected to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 and its impact is not expected to have a material effect on its financial position or results of operations.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

m) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Property, Plant and Equipment
			December 31, 2002	June 30, 2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer equipment	2,466	802	1,664	1,911

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

5. Related Party Transactions/Balances

a) The Company occupies office space provided by Mr. Grenfal, its President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year. The value of this space is considered immaterial for the purposes of these financial statements.

b) The amount due to the President of the Company is non-interest bearing, unsecured and due on demand

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

At December 31, 2002, the Company had a working capital deficit of $8,299. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $24,299 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

ITEM 3. CONTROLS AND PROCEDURES.

Mr. Hugh Grenfal, principal executive officer and principal financial officer of Ancona mining Corporation, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our principal executive officer and principal financial officer conducts an update and a review and evaluation of the effectiveness of our company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II  - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

Our Form SB-2 registration statement was declared effective by the SEC on March 30, 2001 (SEC File No. 333-94835). We registered 2,000,000 shares of common stock for sale. On June 20, 2001 we completed our public offering and sold 1,062,200 shares of common stock raising $106,220 from the offering.

From the effective date of the registration statement to the ending date of the reporting period, December 31, 2002, and since, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds received were spent as follows:
Mining Exploration Expense	$4,216
Professional Fees	58,392
General and Administrative	20,939
Rent	5,928
Stock Transfer Agent Fees	2,950
Travel	4,449
Investor Relations	9,346
Total	$106,220

Prior to our SB2 filing and offering we issued 5,000,000 shares to directors at a cost of $50 but expensed in the financial statements as a non-cash outlay of  $271,536.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of February, 2003.
ANCONA MINING CORPORATION (Registrant)
/s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board Of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ANCONA MINING CORPORATION (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hugh Grenfal Hugh Grenfal Chief Executive Officer, Chief Financial Officer February 6, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hugh Grenfal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of  ANCONA MINING CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 6, 2003	/s/ Hugh Grenfal
Hugh Grenfal President, Chief Executive Officer, Treasurer and Chief Financial Officer