Form 10QSB
period 2003-03-31
ANCONA MINING CORP
filed 2003-05-05
CIK 1102942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10QSB
[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-94835

ANCONA MINING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State of incorporation)	(IRS Employer Identification Number)

1040 West Georgia Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices)

(604) 605-0885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 6,062,200

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ x ]

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ancona Mining Corporation

(An Exploration Stage Company)

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	645	3,308
Deposits	411	411

Total Current Assets	1,056	3,719

Property, Plant and Equipment (Note 3)	1,541	1,911

Mineral Properties (Note 4)	2,644	2,644

Total Assets	5,241	8,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	9,705	826
Accrued liabilities	1,200	-
Advances from related party (Note 5(b))	100	100

Total Liabilities	11,005	926

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 6,062,200 shares issued and outstanding	61	61

Additional Paid-in Capital	381,159	381,159

	381,220	381,220

Deficit Accumulated During the Exploration Stage	(386,984)	(373,872)

Total Stockholders' Equity (Deficit)	(5,764)	7,348

Total Liabilities and Stockholders' Equity	5,241	8,274

Ancona Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from September 7, 1999
	(Date of Inception)	Three Months Ended	Nine Months Ended
	to March 31,	March 31,		March 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Amortization	925	123	121	370	370
Consulting	271,536	-	-	-	-
General and administration	21,371	15	4,009	432	10,271
Mining exploration	4,226	-	-	-	3,539
Professional fees	68,911	724	1,873	10,519	10,463
Rent	6,839	911	461	911	2,332
Transfer agent and filing fees	3,830	-	25	880	50
Travel	9,346	-	852	-	9,346

	386,984	1,773	7,341	13,112	36,371

Net Loss for the Period	(386,984)	(1,773)	(7,341)	(13,112)	(36,371)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		6,062,000	6,062,000	6,062,000	6,062,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Ancona Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Nine Months Ended
	March 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss	(13,112)	(36,371)

Adjustment to reconcile net loss to cash

Amortization	370	370

Changes in non-cash working capital items

Increase (decrease) in accounts payable and accrued liabilities
	10,079	(31,813)

Net Cash Used In Operating Activities	(2,663)	(67,814)

Net Cash Provided By Financing Activities	-	-

Net Cash Used in Investing Activities	-	-

Net Decrease in Cash	(2,663)	(67,814)

Cash - Beginning of Period	3,308	75,560

Cash - End of Period	645	7,746

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

At March 31, 2003, the Company had a working capital deficit of $9,949. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,949 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares. The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2. Summary of Significant Accounting Principles

Year End

The Company's year end is June 30.

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

2. Summary of Significant Accounting Principles (continued)

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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, with a balance of $645 as of March 31, 2003. This account is not insured.

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

2. Summary of Significant Accounting Principles (continued) l)

Recent Accounting Pronouncements (continued)

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

3. Property, Plant and Equipment

March 31,
2003
June 30,
2002

		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer equipment	2,466	925	1,541	1,911

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

b) The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

At March 31, 2003, the Company had a working capital deficit of $$9,949. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,949 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

Forward Looking Statements

This filing contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of mining exploration or operations, statements about our future business plans and strategies, and other statements that are not historical in nature. In this filing forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," etc.

Although we believe that any forward-looking statements we make in this filing are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

-Our ability to fund and complete our exploration;

-changes in applicable government regulations that might affect our future exploration or development

-our indebtedness and debt service obligations;

-our ability to operate in a regulated environment and to satisfy regulatory authorities;

-changes in our business strategies;

-the difficulty of finding staff of sufficient technical ability to provide services for our properties

-our ability to secure capital and the related cost of capital

-the necessity to fund our proposed operations and future growth; and

-our ability to establish a market for our common stock.

In light of the significant uncertainties inherent in the forward-looking statements made in this filing, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

The affairs of the company are not complex and therefore the president has reason to believe that controls and procedures are adequate at this time. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

The company follows the 'open folder' method of reality-checking whereby any shareholder, or any individual with a valid business purpose, may examine the books, records, documentation and bills, checks and accounts of the company during business hours at our main office. This policy is expected to continue while the present directors remain directors of the company.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(d)    Our Form SB-2 registration statement was declared effective by the SEC on March 31, 2001 (SEC File No. 333-94835). We registered 2,000,000 shares of common stock for sale. On June 20, 2001 we completed our public offering and sold 1,062,200 shares of common stock raising $106,220 from the offering.

From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. The expenditure of the funds was previously reported and described in the December 2002 10QSB filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of May, 2003.

ANCONA MINING CORPORATION

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

Dated this 2nd day of May, 2003.

/s/ Hugh Grenfal ______________________________________________ Hugh Grenfal, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ancona Mining Corporation on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 2nd day of May, 2003.

/s/ Hugh Grenfal ______________________________________ Hugh Grenfal Chief Executive Officer and Chief Financial Officer