Form 10QSB/A
period 2003-03-31
ANCONA MINING CORP
filed 2003-05-13
CIK 1102942

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 30,311,000

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ x ]

===============================================================

This amendment varies from the initial filing for the Quarter ending March 31, 2003 only in correcting the number of shares issued and outstanding as reflected in the balance sheet and on the first page. A corresponding explanatory item has been entered at the end of the item Changes in Securities.

===============================================================

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ancona Mining Corporation

(An Exploration Stage Company)

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	645	3,308
Deposits	411	411

Total Current Assets	1,056	3,719

Property, Plant and Equipment (Note 3)	1,541	1,911

Mineral Properties (Note 4)	2,644	2,644

Total Assets	5,241	8,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	9,705	826
Accrued liabilities	1,200	-
Advances from related party (Note 5(b))	100	100

Total Liabilities	11,005	926

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 30,311,000 shares issued and outstanding	61	61

Additional Paid-in Capital	381,159	381,159

	381,220	381,220

Deficit Accumulated During the Exploration Stage	(386,984)	(373,872)

Total Stockholders' Equity (Deficit)	(5,764)	7,348

Total Liabilities and Stockholders' Equity	5,241	8,274

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

Note that the shares were split on November 18th, 2002 (the record date) on a basis of 5:1. That is, for each share in existence on that date four new shares were issued. As a result, the prior number of issued and outstanding shares of 6,062,200 has been expanded to 30,311,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2003.

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

Dated this 13th day of May, 2003.

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

Dated this 13th day of May, 2003.

/s/ Hugh Grenfal ______________________________________ Hugh Grenfal Chief Executive Officer and Chief Financial Officer