Form 10KSB
period 2003-06-30
ANCONA MINING CORP
filed 2003-09-05
CIK 1102942

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-33191

ANCONA MINING CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0436055 (Employer Identification No.)

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
Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 3, 2003, the value was $5,311,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 30,311,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

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

Phase 1 begins with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We conducted part of this phase of the exploration process on our properties.

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

* * *	more extensive trenching more advanced geophysical work drift driving

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

Phase 3 is aimed at outlining some mineralized material and tonnage and establish an average grade of mineralized material. This is accomplished through extensive drift driving. Mineralized material is not a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors concludes legal and economic feasibility. Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Phase 3 will take about 6 months and cost about $80,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

We are subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. Compliance with these rules and regulations will not effect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations effecting 1. Health and Safety, 2. Archaeological Sites and 3. Exploration Access.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only employees will be Hugh Grenfal and Sergei Stetsenko, our officers and directors. No fees have been paid to them for this work and none is currently contemplated.

Employees and Employment Agreements

At present, we have no employees, other than Messrs.. Grenfal and Stetsenko, our officers and directors, who were compensated for their services. Messrs. Grenfal and Stetsenko do not have employment agreements with us. Messrs. Grenfal and Stetsenko are not full-time employees and devote approximately 25% of their time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Related Events

On March 30, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-94835. We offered up to 2,000,000 shares at $0.10 per share.

On June 20, 2001, we completed our public offering by raising $106,220 and sold 1,062,200 shares at our offering price of $0.10. There was no underwriter. These shares were subsequently split to yield 5,311,000 shares.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $106,220. Funds were spent in accord with the prospectus and as recorded in the quarterly filings.

With November 18, 2002 as Record Date, Ancona Mining Corporation split its shares by issuing four new shares for each one held. For example, a shareholder owning 100 shares on November 18, 2002 would have received 400 new shares, to give him or her a total of 500.

Status of Our Exploration Program

We are currently in Phase One of our proposed exploration program.

The program, consisting of soil and rock sampling as well as geological mapping, was completed between July 3 and July 7, 2002. The program was designed to follow-up previous explorers' results that discovered mineralization (mercury, antimony and gold) that is indicative of a gold bearing shallow (epithermal) hydrothermal style system.

Geological mapping at a scale of 1:2,500 was completed over the entire property. A total of 57 soil samples, taken at either 25m (82 ft) or 50m (160 ft) intervals along portions of the 8,500m (5.3 miles) of flagged control grid. 21 rock samples were also collected. All soil and rock samples were analyzed using gold analysis and 30-element ICP at Assayers Canada (Min-En) Laboratory in Vancouver.

Geological mapping confirmed that the property is underlain by three geological units. The Bridge River Complex, a sequence of rocks consisting of dark gray/brown basalt +/- limestone-chert, argillite, chert, tuffaceous sediments (medium grained white/beige quartz porphyry and quartz rose sandstones) occurs on the western edge of the property. An ultramafic unit of green-brown serpentinite occurs between Relay Creek and the eastern edge of the property. Both units have been highly folded. A unit of quartz pebble conglomerate (multiple colors - fine matrix 0.3-0.5cm dia. with local pyrite and Iron staining) has been emplaced over, and subsequently scoured away by glaciation, the two aforementioned units. This has created a horizontal banding of alternating quartz pebble conglomerate and the respective underlying unit.

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

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee we will ever find any gold.Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover gold, we cannot guarantee that we will make a profit.

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

The price of an ounce of gold is $375. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can't make a profit we will have cease operations until the price of gold increases, or cease operations all together. Because the cost to mine gold has a fixed threshold level in a given mine, small declines in the international price of gold near the threshold level can cause strong declines in profitability.

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

Because Messrs Grenfal and Stetsenko control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone.This could result in a reduction in value to the shares you own because of the ineffective voting power.

15.   Our officers and directors will probably sell some of their shares if the market price of the stock goes above $0.10. This will cause the price of our common stock to fall which will reduce the value of your investment.

A total of 5,000,000 shares of stock were issued to our two officers and directors. Post split, this is equal to 30,000,000. They paid an average price of $0.055 (post split, %0.011.) They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2003, we paid $911 for rent.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2003.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Our shares were listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. on September 25, 2002, under the symbol "ANAG." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. 5,000,000 shares (pre-split) were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At August 8th, 2003, there were 56 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual reports to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, we have been engaged in exploration and acquisition of mineral properties. Our company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30,2003, we had positive working capital deficit of $13,583 compared to working capital of $2,893 at June 30, 2002. This change is primarily the result of professional fee incurred maintaining the corporate entity.

At June 30, 2003, our company's had total assets of $4,502 consisting of mainly cash, mining claims and office equipment, which compares with our assets at June 30, 2002 of $8,274, similarly constituted of mostly cash.

At June 30, 2003, we had total liabilities increase to $15,356, up from $926 at June 30, 2002, primarily reflecting the legal and audit expenses.

Our company has had revenues from inception. Although there is insufficient capital to fully explore and develop mineral properties, the Company expects to survive and exploit its resources possible funding sources including sales of its securities and shareholder loans. There are at present no such plans. Our Company has no long-term debt.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We have inadequate cash reserves to maintain offices and operations during the next twelve months ending June 30, 2004. We have insufficient cash to maintain operations and we will have to raise additional cash to remain in business. Even if management were to restrain spending to one-half of the 2003 rate, an aggressive restraint program, this would not be enough to ensure survival of the company in business. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our Company posted losses of $18,202 for the year ending June 30, 2003. The principal components of the loss were professional expenses and general and administrative expense.

Operating expenses for the year ending June 30, 2003 were $18,202, down from $41,280 from the year ending June 30, 2002, mainly as a result of restraint in general and administrative costs and cutting discretionary items including mining exploration and investor relations.

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

(2)   Research, development and exploration expenditure. All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

(3)   Capitalization of intangible fixed assets. Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Recession of FASB Statement No. 44, and 66, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended No. 4, was rescinded as it was no longer necessary. FASB 145 amended 13 to eliminate an inconsistency between the required accounting for the sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of our business the impact is expected to be minuscule.

ITEM 7.   FINANCIAL STATEMENTS.

TABLE OF CONTENTS

Ancona Mining Corporation
(An Exploration Stage Company)

Independent Auditors' Report

To the Stockholders and Director
Ancona Mining Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Ancona Mining Corporation (a Nevada corporation) as of June 30, 2003, and the related statement of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Ancona Mining Corporation as of June 30, 2002, and the related statement of operations, cash flows and stockholders' deficit accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2002 and the year ended June 30, 2002, was audited by other auditors in their report dated August 5, 2002. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Ancona Mining Corporation as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not obtained profitable operations since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"
 CHARTERED ACCOUNTANTS
Vancouver, Canada
July 16, 2003

Ancona Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2003 $	June 30, 2002 $
ASSETS

Current Assets

Cash	1,362	3,308
Deposits	411	411

Total Current Assets	1,773	3,719

Property and Equipment (Note 4)	1,417	1,911

Mineral Properties (Note 3)	1,312	2,644

Total Assets	4,502	8,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,711	826
Accrued liabilities	8,110	-
Advances from related party (Note 5(b))	4,535	100

Total Liabilities	15,356	926

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 30,311,000 shares issued and outstanding	303	303

Additional Paid-in Capital	380,917	380,917
	381,220	381,220

Deficit Accumulated During the Exploration Stage	(392,074)	(373,872)

Total Stockholders' Equity (Deficit)	(10,854)	7,348

Total Liabilities and Stockholders' Equity	4,502	8,274

(The Accompanying Notes are an Integral Part of these Financial Statements)

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	September 7, 1999
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2003 $	2003 $	2002 $

Revenue	-	-	-

Expenses

Consulting	271,536	-	-
Depreciation	1,048	493	493
General and administration	21,530	591	12,726
Investor relations	9,346	-	9,346
Mining exploration	4,226	-	3,539
Professional fees	72,112	13,720	12,287
Rent (Note 5(a))	6,839	911	2,839
Transfer agent and filing fees	4,105	1,155	50
Write-off of mineral claim (Note 3)	1,332	1,332	-

	392,074	18,202	41,280

Net Loss for the Period	(392,074)	(18,202)	(41,280)

Net Loss Per Share - Basic		-	-

Weighted Average Shares Outstanding		30,311,000	30,311,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended June 30,		For the Period from September 7, 1999 (Date of Inception) to June 30,
	2003 $	2002 $	2003 $

Cash Flows From Operating Activities

Net loss	(18,202)	(41,280)	(392,074)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	493	493	1,049
Payment of expenses from issuance of stock	-	-	272,223
Write-off of mineral claim	1,332	-	1,332
Change in operating assets and liabilities
Deposits	-	-	(411)
Accounts payable and accrued liabilities	9,996	(4,225)	10,821
Due to related parties	4,435	(27,239)	4,535
Net Cash (Used In) Operating Activities	(1,946)	(72,252)	(102,525)
Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(2,466)
Cash Flows From Financing Activities
Proceeds from related party advances	-	-	133
Proceeds from sale of common stock	-	-	106,220

Net Cash Provided By Financing Activities	-	-	106,353
Decrease in Cash	(1,946)	(72,252)	1,362
Cash - Beginning of Period	3,308	75,560	-
Cash - End of Period	1,362	3,308	1,362
Non-Cash Financing Activities
Stock issued in exchange for expenses	-	-	272,223
Stock issued in payment of advances	-	-	133
Stock issued in payment of mining claims	-	-	2,644
Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Ancona Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)

	Common Stock		Additional Paid-In	Deficit Accumulated During Exploration	Total Stockholders' Equity
	# of Shares	Amount $	Capital $	Stage $	(Deficit) $

Balance - September 7, 1999 (Date of Inception)	-	-	-	-	-

Issuance of stock for services and payment of advances for $.055 per share	25,000,000	250	274,750	-	275,000

Net loss for period	-	-	-	(294,522)	(294,522)

Balance - June 30, 2000	25,000,000	250	274,750	(294,522)	(19,522)

Issuance of common stock at $0.10 per share	5,311,000	53	106,167	-	106,220

Net loss for the year	-	-	-	(38,069)	(38,069)

Balance - June 30, 2001	30,311,000	303	380,917	(332,591)	48,629

Net loss for the year	-	-	-	(41,281)	(41,281)

Balance - June 30, 2002	30,311,000	303	380,917	(373,872)	7,348

Net loss for the year	-	-	-	(18,202)	(18,202)

Balance - June 30, 2003	30,311,000	303	380,917	(392,074)	(10,854)

(The Accompanying Notes are an Integral Part of these Financial Statements)

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

  The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a reserve with commercial potential, the Company expects to actively prepare the site for its extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

  At June 30, 2003, the Company had a working capital deficit of $13,583 and an accumulated deficit of $392,074. The Company expects to fund itself in the next twelve months by sales of shares.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which has been declared effective.

  Summary of Significant Accounting Principles

  a)   Year End

  The Company's year end is June 30.

  b)   Basis of Accounting

  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

  c)   Use of Estimates

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

  d)   Cash and Cash Equivalents

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

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Principles (continued)

  f)   Property and Equipment

  Property and equipment is stated at cost. Amortization is computed using the straight-line method over five years.

  g)   Foreign Currency Transactions/Balances

  The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

  h)   Exploration and Development Costs

  The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

  i)   Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  j)   Financial Instruments

  The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

  k)   Concentration of Risk

  The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $1,362 on June 30, 2003. At June 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

  l)   Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Principles (continued)

  m)   Recent Accounting Pronouncements

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

  In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

  FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

  n)   Reclassifications

  Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Mineral Properties

  In September 1999, the Company, through its President and a member of the board of directors, acquired 100% of the rights, titles and interests in three mining claims (Marmot, Wombat and AMAX) representing forty-four units in the Greenwood Mining Division of British Columbia. The President conveyed title to the claims via an unrecorded deed. During the year the Wombat claims were allowed to lapse. The Company received Portable Assessment Credits (PAC) from a related company in exchange for the AMAX mining claim. The PAC was used to extend the validity of the Marmot claims, which represents fifteen units, until May 12, 2004.

  Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2003 Net carrying value $	June 30, 2002 Net carrying value $

Office furniture	2,466	1,049	1,417	1,911

  Related Party Transactions/Balances

  a)   The Company occupies office space provided by the Company's President. Rent expense of $911 and $2,839 has been charged to operations for the years ending June 30, 2003 and 2002, respectively.

  b)   The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.

  Common Stock

  During the year the Company's Board of Directors approved a four for one split of common shares. The Company would issue four additional common shares for each one common share outstanding effective as of the record date of November 18, 2002. All per share amounts have been retroactively adjusted to reflect the stock split.

  Income Taxes

  The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

  The Company has net operating loss carry forwards of $84,000 to offset future years taxable income expiring in fiscal 2015 through 2018.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Income Taxes (continued)

  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003 $	2002 $

Net Operating Losses	18,202	41,280
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	6,189	14,035
Valuation Allowance	(6,189)	(14,035)

Net Deferred Tax Asset	-	-

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 7, 2002, the accounting firm of Williams & Webster, P.S. was dismissed by our Board of Directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Williams & Webster. Williams & Webster, P.S. were dismissed because we determined that it was in the Company's best interest to have its auditor located in Vancouver, British Columbia where our corporate headquarters are located.

The report of Williams & Webster, P.S. on our financial statements as of and for the years ended June 30, 2002 and 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about our ability to continue as a going concern.

We requested Williams & Webster to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us in response to Item 4 of our Form 8-K filed with the SEC, and, if not, stating the respects in which Williams & Webster did not agree. The Registrant delivered a copy of its Form 8-K to Williams & Webster on October 18, 2002, via facsimile. On October 29, 2002, Williams & Webster replied and letter agreed with the statements contained therein was filed as Exhibit 16.1 to our Form 8-K/A-1 filed with the SEC on November 5, 2002.

At our board meeting on October 7, 2002, our Board of Directors engaged Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as our independent auditor for our fiscal year ending June 30, 2003. Manning Elliott accepted such appointment on October 11, 2002. Prior to their appointment, we did not consult with Manning Elliott on any matters related to accounting or the type of opinion they may issue or disagreements between the accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	33	President, Chief Executive Officer, Treasurer, Chief Financial officer and a member of the board of directors
Sergei Stetsenko	32	Secretary and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal, Jr. has been our President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of our board of directors since inception on September 7, 1999.From January 1991 to June 1996, Mr. Grenfal was President of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. From October 1996 to December 2001, Mr. Grenfal was a Director of Callinan Mines Limited, a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada.

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

From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited.From September 1999 until February 2002, Mr. Stetsenko was secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc. Since September 1999, Mr. Stetsenko has been secretary of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company.Mr. Stetsenko is currently not a full-time employee with another entity.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)

Hugh Grenfal, Jr. President & CEO CFO & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Sergei Stetsenko Secretary & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 135,768	0 0 0	0 0 0	0 0 0

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

Compensation of Directors

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	15,000,000	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	41.24%
Sergei Stetsenko	15,000,000	Secretary and a member of the Board of Directors	41.24%
All officer and Directors as a Group (2 Persons)	30,000,000		82.48%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 1999, we issued a total of 5,000,000 pre-split shares of restricted common stock to Hugh Grenfal and Sergei Stetsenko, officers and directors of our company. This was accounted for as a compensation expense of $271,536 and advances and reimbursement expenses of $3,464.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94835 on January 18, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Marmot Mining Claim.
Wombat Mining Claim.
Bill of Sale.
Amax Mining Claim.
Statement of Trustee.
Unrecorded Warranty Deed
Subscription Agreement.

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $6,540.50 Williams & Webster, P.S.
2002 - $7,567.50 Williams & Webster, P.S.

2003 - $3,000.00 Manning Elliott
2002 - $-0- Manning Elliott

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - $nil - Williams & Webster, P.S.
2002 - $nil - Williams & Webster, P.S.

2003 - $nil - Manning Elliott
2002 - $nil - Manning Elliott

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $nil - Williams & Webster, P.S.
2002 - $nil - Williams & Webster, P.S.

2003 - $nil - Manning Elliott
2002 - $nil - Manning Elliott

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $nil - Williams & Webster, P.S.
2002 - $nil - Williams & Webster, P.S.

2003 - $nil - Manning Elliott
2002 - $nil - Manning Elliott

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of September, 2003.

ANCONA MINING CORPORATION (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the board of directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the board of directors	09/5/2003
/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the board of directors	09/5/2003