Form 10KSB/A
period 2003-06-30
ANCONA MINING CORP
filed 2003-09-16
CIK 1102942

FORM 10-KSB/A-1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 3, 2003: 30,311,000

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

1. 2. 3.	Health and Safety, Archaeological Sites and Exploration Access.

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

2.   We lack an operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations. We were incorporated in September 1999 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $392,074. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to locate a profitable mineral property our ability to generate revenues our ability to reduce exploration costs.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Our shares were listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. on September 25, 2002, under the symbol "ANAG." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. The table shows the high and low bids for our common stock:

Quarter ended	High	Low
2002
September 30 December 31	$0.04 $0.04	$0.02 $0.02
2003
March 31 June 30	$1.50 $2.00	$0.04 $0.03

We have no outstanding options or warrants, or other securities convertible into, common equity. 5,000,000 shares (pre-split) were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 3, 2003, there were 56 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have and equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

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

At June 30, 2003, we had a working capital deficit of $13,583 compared to working capital of $2,793 at June 30, 2002. This change is primarily the result of professional fees incurred maintaining the corporate entity.

At June 30, 2003, we had total assets of $4,502 consisting of mainly cash, mining claims and office equipment, which compares with our assets at June 30, 2002 of $8,274, similarly comprised largely of cash, mining claims and office equipment.

At June 30, 2003, total liabilities were $15,356, compared to $926 at June 30, 2002. The increase was primarily due to professional fees for legal and audit expenses.

We have had no revenues from inception. Although there is insufficient capital to fully explore and develop mineral properties, we expect to survive and exploit our resources possible funding sources including sales of our securities and shareholder loans. There are at present no such plans. We have no long-term debt.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We have inadequate cash reserves to maintain offices and operations during the next twelve months ending June 30, 2004. We have insufficient cash to maintain operations and we will have to raise additional cash to remain in business. Even if management were to restrain spending to one-half of the fiscal 2003 rate, which would be an aggressive restraint program, this would not be enough to ensure survival of the company in business. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

We incurred a net loss of $18,202 for the year ending June 30, 2003 compared to a net loss of $41,280 for the year ending June 30, 2002. The principal components of the net loss were professional expenses and general and administrative expense.

Operating expenses for the year ending June 30, 2003 were $18,202, down from $41,280 for the year ending June 30, 2002, mainly as a result of restraint in general and administrative costs and cutting discretionary items including mining exploration and investor relations. General and administrative expenses decreased to $591 compared to $12,726 in the prior year and investor relations expense decreased to nil compared to $9,346 in the prior year.

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

(1) Functional currency and treatment of foreign currency translation. Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; monetary assets and liabilities are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred.

(2) Research, development and exploration expenditure. All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

(3) Capitalization of intangible fixed assets. Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

/s/ Manning Elliott
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

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of our directors and officers are as follows:

Name	Age	Position(s)

Hugh Grenfal, Jr.	33	President, Chief Executive Officer, Treasurer, Chief Financial officer and a member of the board of directors
Sergei Stetsenko	32	Secretary and a member of the board of directors

All directors have a term of office expiring at our next annual general meeting, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation we pay our chief executive officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

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

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 3, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all directors and officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class

Hugh Grenfal, Jr.	12,500,000	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	41.24%

Sergei Stetsenko	12,500,000	Secretary and a member of the Board of Directors	41.24%

All officer and Directors as a Group (2 Persons)	25,000,000		82.48%

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed during the fourth quarter of 2003.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94835 on January 18, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Marmot Mining Claim.
Wombat Mining Claim.
Bill of Sale.
Amax Mining Claim.
Statement of Trustee.
Unrecorded Warranty Deed
Subscription Agreement.

The following exhibits are filed with this report:

14.1*	Code of Ethics
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1*	Audit Committee Charter
99.2*	Disclosure Committee Charter

*   Previously filed.

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

2003 - $-0- Williams & Webster, P.S.
2002 - $7,407.50 Williams & Webster, P.S.

2003 - $1,800.00 Manning Elliott
2002 - $1,200.00 Manning Elliott

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September, 2003.

ANCONA MINING CORPORATION (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the board of directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the board of directors	09/15/2003

/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the board of directors	09/15/2003