Form 10QSB
period 2003-09-30
ANCONA MINING CORP
filed 2003-11-14
CIK 1102942

<SEQUENCE>1
<FILENAME>anag0903.txt
QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED SEPTEMBER 30,
2003

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number:  333-94835



                           ANCONA MINING CORPORATION


   -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     Nevada                            88-0436055
           -------------------------------       ----------------------
           (State or other jurisdiction of       (IRS Employer
           incorporation or organization)        Identification Number)


                    1040 West Georgia Street, suite 1160
	               Vancouver, BC Canada V6E 4H1
                -------------------------------------------
                  (Address of principal executive offices)

               Issuer's telephone number:  604-605-0885



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]  No [ ]

As of November 14, 2003 the Company had 30,311,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.





                          ANCONA MINING CORPORATION.

                                  INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements




                         ANCONA MINING CORP.
                  (A Development Stage Company)

                         BALANCE SHEET
                September 30, 2003 and June 30, 2003
                          (unaudited)


                                             	September 30,  June 30,
                                                 2003          2003
                                                (unaudited)   (audited)
ASSETS
CURRENT ASSETS

     Cash                                    	   722        1,362
     Deposits                                      411          411
____________________________________________________________________
          Total Current Assets			  1,133       1,773

Property and Equipment (Note 4)                   1,294       1,417

Mineral Properties                                1,312       1,312
___________________________________________________________________

Total Assets                                      3,739       4,502


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                             2,236       2,711
     Accrued Liabilities                          8,710       8,110
     Advances from related party (Note 5(b))      4,535       4,535
___________________________________________________________________

Total Liabilities                                15,381      15,356


STOCKHOLDERS' Equity

     Common stock
        100,000,000 shares authorized at
	$0.00001 par value;
        30,311,000 shares issued and outstanding     303       303
     Capital in excess of par value              380,917   380,917
__________________________________________________________________
                                                 381,220   381,220

     Deficit accumulated during development
	stage                			(392,962) (392,074)
____________________________________________________________________

     Total Stockholders' Equity                  (11,742)  (10,854)
____________________________________________________________________

     Total Liabilities and Stockholders' Equity    3,739     4,502



The accompanying notes are an integral part of these financial statements.



                       ANCONA MINING CORP.
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS

      For the Three Months Ended September 30, 2003, and 2002,
and for the Period from September 7, 1999 (date of inception) to September 30, 2003
                           (Unaudited)

                             Sept 30,            Sept 30        Sept 7, 1999
                               2003               2002               to
					                     Sept 30, 2003
                         (unaudited)        (unaudited)         (unaudited)



REVENUES                       $       -           $  -               $  -

EXPENSES
   Amortization                     123               123                 1,171
   Consulting                        -                 -                271,536
   General and admin.                15               349                21,545
   Mining exploration                -                 -                  4,226
   Professional fees                725             5,275                72,837
   Rent                              -                 -                  6,839
   Transfer Agent and filing         25                25                 4,130
   Travel                            -                 -                    -

NET LOSS                          $(888)           (5,772)
$(382,234)



NET LOSS PER COMMON
  SHARE

     Basic                        $    -             $    -            $



AVERAGE OUTSTANDING SHARES

     Basic                     30,311,000        6,062,000


The accompanying notes are an integral part of these financial statements.



                       ANCONA MINING CORP.
                  (Development Stage Company)

                    STATEMENT OF CASH FLOWS
      For the Three Months Ended September 30, 2003, and 2002,
                           (Unaudited)

                                       September 30,
                                     2003        2002
                                     (u n a u d i t e d)
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net profit (loss)                 $(888)  	(5,772)

  Adjustments to reconcile net
  loss to net cash

     Amortization                     123          123

  Changes in non-cash working
     capital items

     Increase in accounts payable
     and accrued liabilities          125        4,084
____________________________________________________________

Net Cash used in Operations          (640)      (1,565)

CASH FLOWS FROM INVESTING
    ACTIVITIES                        -             -

CASH FLOWS FROM  FINANCING
    ACTIVITIES


Net Change in Cash                   (640)      (1,565)

Cash at Beginning of Period         1,362  	 3,308
____________________________________________________________

Cash at End of Period                 722    	 1,743

Supplemental Disclosures



 The accompanying notes are an integral part of these financial statements.


1.	Exploration Stage Company

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

At September 30, 2003, the Company had a working capital deficit of $14,348 and an accumulated deficit of $392,962. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which has been declared effective and was completed.



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

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $722 on September 30, 2003. At September 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

l)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.


2.	Summary of Significant Accounting Principles (continued)

m)	Recent Accounting Pronouncements

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

n)	Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

o)	Interim Financial Statements

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



4.	Property and Equipment
					     Sep 30, 2003  Jun 30,2003
				Accumulated  Net Carrying  Net Carrying
			Cost$   Amortization    Value         Value

Office furniture	2,466	  1,172		1,294	      1,417



5.	Related Party Transactions/Balances

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September
30,
2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:


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

At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties and to maintain the corporate entity. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management hopes to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives.
These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


Planned principal activities have not yet begun due to shortage of funds. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations.


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

At September 30, 2003, the Company had a working capital deficit of $14,348. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $26,348 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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





ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.



                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None



                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ANCONA MINING CORPORATION.
                                                   ---------------
                                                     (Registrant)



Date:  November 13, 2003                      By:  _________________________
                                                   Hugh Grenfal
                                                   President, Treasurer,
Principal
						   Accounting Officer and a member
						   of the Board Of Directors




                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002