Form 10QSB
period 2003-12-31
ANCONA MINING CORP
filed 2004-02-13
CIK 1102942

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED DECEMBER 31, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Quarterly Period Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-94835

ANCONA MINING CORPORATION

-----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

State or other jurisdiction of incorporation or organization:    Nevada

IRS Employer Identification Number:    88-0436055

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

Yes [X] No [ ]

As of February 12th, 2003 the Company had 30,311,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

ANCONA MINING CORPORATION.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying notes are an integral part of these financial statements.

Ancona Mining Corporation

(An Exploration Stage Company)

December 31, 2003

Ancona Mining Corporation
(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2003 $ (unaudited)	June 30, 2003 $ (audited)
ASSETS
Current Assets

Cash	707	1,362
Deposits	411	411

Total Current Assets	1,118	1,773

Property, Plant and Equipment (Note 3)	1,170	1,417

Mineral Properties (Note 4)	1,312	1,312

Total Assets	3,600	4,502

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	911	2,711
Accrued liabilities	5,050	8,110
Advances from related party (Note 5(b))	10,219	4,535

Total Liabilities	16,180	15,356

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 30,311,000 shares issued and outstanding	303	303

Additional Paid-in Capital	380,917	380,917

	381,220	381,220

Deficit Accumulated During the Exploration Stage	(393,800)	(392,074)

Total Stockholders' Equity (Deficit)	(12,580)	(10,854)

Total Liabilities and Stockholders' Equity	3,600	4,502

Ancona Mining Corporation

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to December 31,

		Three Months Ended December 31,		Six Months Ended December 31,

	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Consulting	271,536	-	-	-	-
Depreciation	1,295	124	124	247	247
General and administration	21,560	15	68	30	417
Investor relations	9,346	-	-	-	-
Mining exploration	4,226	-	-	-	-
Professional fees	73,536	699	4,520	1,424	9,795
Rent	6,839	-	-	-	-
Transfer agent and filing fees	4,130	-	855	25	880
Write-off of mineral claim	1,332	-	-	-	-

	393,800	838	5,567	1,726	11,339

Net Loss for the Period	(393,800)	(838)	(5,567)	(1,726)	(11,339)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		30,311,000	30,311,000	30,311,000	30,311,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Ancona Mining Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)
	Six Months Ended
	December 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss	(1,726)	(11,339)

Adjustment to reconcile net loss to cash

Depreciation	247	247

Changes in non-cash working capital items

Increase (decrease) in accounts payable and accrued liabilities	824	8,444

Net Cash Used In Operating Activities	(655)	(2,648)

Net Cash Provided By Financing Activities	-	-

Net Cash Used in Investing Activities	-	-

Net Decrease in Cash	(655)	(2,648)

Cash - Beginning of Period	1,362	3,308

Cash - End of Period	707	660

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.
1. Exploration Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation on September 7, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2003, the Company had a working capital deficit of $15,062. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,062 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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

Exploration and Development Costs

The Company has been in the exploration stage since its formation in September 7, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

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

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

2. Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

3. Property and Equipment

Office Furniture

Cost	$2,466
Accumulated amortization	$1,296
December 31, 2003- Net carrying value (unaudited)	$1,170
June 30, 2003- Net carrying value (audited)	$1,417

4. Mineral Properties

In September 1999, the Company, through its President and a member of the board of directors, acquired 100% of the rights, titles and interests in three mining claims (Marmot, Wombat and AMAX) representing forty-four units in the Greenwood Mining Division of British Columbia. The President conveyed title to the claims via an unrecorded deed. During the fiscal year ended June 30, 2003, the Wombat claims were allowed to lapse. The Company received Portable Assessment Credits (PAC) from a related company in exchange for the AMAX mining claim. The PAC was used to extend the validity of the Marmot claims, which represents fifteen units, until May 12, 2004.

5. Related Party Transactions/Balances

a) The Company occupies office space provided by a company whose Vice President is the President of the Company. Monthly rental is determined by usage. At December 31, 2003, the Company was indebted to this company for $911, which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, no rent has been charged for the six months ended December 31, 2003 (2002 - $nil).

b) The President of the Company is owed $10,219 at December 31, 2003 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private

Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31,

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

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results,

performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Marmot and Wombat claims.

At December 31, 2003, the Company had a working capital deficit of $15,062. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,062 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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

ANCONA MINING CORPORATION.

---------------

(Registrant)

Date: February 12, 2003 By: ____________/s/_____________

Hugh Grenfal

President, Treasurer,

Principal

Accounting Officer and a member

of the Board Of Directors

INDEX TO EXHIBITS

Exhibit

Number Description of Document

------ -----------------------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of

2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002