Form 10QSB
period 2004-03-31
ANCONA MINING CORP
filed 2004-05-17
CIK 1102942

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED MARCH 31, 2004

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004

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

As of May 14, 2004 the Company had 30,311,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.





                          ANCONA MINING CORPORATION.



PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements



Ancona Mining Corporation
(An Exploration Stage Company)

March 31, 2004
Index

Balance Sheets                            F-1

Statements of Operations                  F-2

Statements of Cash Flows                  F-3

Notes to the Financial Statements         F-4




F-1 Balance Sheets

Ancona Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                               March 31,          June 30,
                                  2004              2003
                                $                 $
                               (unaudited)        (audited)


              ASSETS

Current Assets

 Cash                               692             1,362
 Deposits                           411               411
_________________________________________________________

Total Current Assets              1,103             1,773

Property, Plant and
Equipment(Note3)                  1,047             1,417

Mineral Properties(Note4)         1,312             1,312
_________________________________________________________

Total Assets                      3,462             4,502
=========================================================


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                  911             2,711
  Accrued liabilities             4,400             8,110
  Due to related
  party(Note5(b))                11,619             4,535
_________________________________________________________

Total Liabilities                16,930            15,356
_________________________________________________________

Contingency (Note 1)


Stockholders' Deficit

 Common Stock,100,000,000 shares
 Authorized with a par value of
 $0.00001;30,311,000 shares
 issued and outstanding             303               303

Additional Paid-in Capital      380,917           380,917
_________________________________________________________

Deficit Accumulated During the
Exploration Stage              (394,688)         (392,074)
_________________________________________________________

Total Stockholders'
Deficit                         (13,468)          (10,854)
_________________________________________________________

Total Liabilities and
Stockholders' Deficit             3,462             4,502
=========================================================






Statements of Operations                  F-2

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)



                    Accumulated from
                    September 7,1999
                  (Date of Inception)  Three Months Ended    Nine Months Ended
                        to March 31,        March 31,            March 31,
                            2004        2004       2003       2004       2003
                            $           $          $          $          $

Revenue                        -           -          -          -          -
_____________________________________________________________________________

Expenses

 Amortization              1,418         123        123        370        370
 Consulting              271,536           -          -          -          -
 General
     and administration   21,575          15         15         45        432
 Investor relations        9,346           -          -          -          -
 Mining exploration        4,226           -          -          -          -
 Professional fees        74,286         750        724      2,174     10,519
 Rent                      6,839           -        911          -        911
 Transfer agent and
   filing fees             4,130           -          -         25        880
 Write-off of
   mineral claim           1,332           -          -          -          -
_____________________________________________________________________________

  Total Expenses         394,688         888      1,773      2,614     13,112
_____________________________________________________________________________

Net Loss for the Period (394,688)       (888)    (1,773)    (2,614)   (13,112)
==============================================================================

Net Loss Per Share-Basic
and Diluted                    -           -          -          -          -
==============================================================================

Weighted Average Shares
  Outstanding (Thousands ,000)        30,311     30,311     30,311     30,311
==============================================================================








Statements of Cash Flows                  F-3


Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                        Nine Months Ended
                                              March 31,
                                         2004        2003
                                         $            $

Cash Flows to Operating
Activities

  Net loss                              (2,614)   (13,112)

  Adjustment to reconcile net
  loss to net cash used in operating
  activities

    Depreciation                           370        370

  Changes in operating assets
  and liabilities
    Accounts payable and
    accrued liabilities                 (5,570)    10,079

    Due to related party                 7,084          -
_________________________________________________________

Net Cash Used In Operating
Activities                                (670)    (2,663)
_________________________________________________________

Net Cash Provided By
Financing Activities                        -           -
_________________________________________________________

Net Cash Used in Investing
Activities                                  -           -
_________________________________________________________

Net Decrease in Cash                     (670)     (2,663)

Cash-Beginning of Period                1,362       3,308
_________________________________________________________

Cash-End of Period                        692         645
=========================================================

Non-Cash financing Activities               -           -
=========================================================

Supplemental Disclosures
  Interest paid                             -           -
  Income taxes paid                         -           -
=========================================================






Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


Notes to the Financial Statements         F-4


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

At March 31, 2004, the Company had a working capital deficit of $15,827.
A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $23,827 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.



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


e)     Property and Equipment

Property and equipment is stated at cost. Amortization is computed using the straight-line method over the estimated useful life of five years.


f)     Long-Lived Assets

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

k)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)     Interim Financial Statements

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



3.     Property and Equipment

Office furniture
  Cost                                           $2,466
  Accumulated depreciation                       $1,419
  March 31, 2004 Net carrying value (unaudited)  $1,047
  June 30,2003   Net carrying value (audited)    $1,417


4.     Mineral Properties

In September 1999, the Company, through its President and a member of the board of directors, acquired 100% of the rights, titles and interests in three mining claims (Marmot, Wombat and AMAX) representing forty-four units in the Greenwood Mining Division of British Columbia. The President conveyed title to the claims via an unrecorded deed. During the fiscal year ended June 30, 2003, the Wombat claims were allowed to lapse. The Company received Portable Assessment Credits
(PAC) from a related company in exchange for the AMAX mining claim. The PAC was used to extend the validity of the Marmot claims, which represents fifteen units, until May 12, 2004. The Company will retain only the AMAX claims.

Subsequent to the quarter the Company has renewed the Amax claims until May 11, 2005.



5.     Related Party Transactions/Balances

a) The Company occupies office space provided by a company where the President of the Company was previously a Vice President and a director. Monthly rental is determined by usage. At March 31, 2004, the Company was indebted to this company for $911, which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, no rent has been charged for the nine months ended March 31, 2004 (2002 -
$911).



b) The President of the Company is owed $11,619 at March 31, 2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.


6.     Common Stock

During 2003, the Company's Board of Directors approved a four for one split of common shares. The Company issued four additional common shares for each one common share outstanding effective as of the period date of November 18, 2002. All per share amounts have been retroactively adjusted to reflect the stock split.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:


The Company was incorporated in the State of Nevada on September 7, 1999. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. Only the Amax mineral claim group is still retained by the Company.

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

At March 31, 2004, the Company had a working capital deficit of $15,827. A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $23,827 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.



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


                                           ANCONA MINING CORPORATION.
                                           -------------------------
                                                     (Registrant)



Date:  May 14, 2004               By:
                                        _________________________
                                        Hugh Grenfal
                                        President, Treasurer, Principal
                                        Accounting Officer and a member
                                        of the Board Of Directors




                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002