Form 10KSB
period 2004-06-30
ANCONA MINING CORP
filed 2004-09-22
CIK 1102942

===================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-33191

ANCONA MINING CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA	88-0436055
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
 (Address of principal executive offices, including zip code.)

(604) 605-0885
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]	No [ ]

===================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2004: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 8, 2004, the value was $3,186,600.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 8, 2004: 30,311,000.

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

Background

We are a mining exploration company. No commercially viable mineral deposit exists on our property. Further exploration of property has concluded and no mineralized material was found.

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

The claims were recorded in Mr. Grenfal's name to avoid paying additional fees, however, title to the claims were conveyed to us by an unrecorded warranty deed. Under British Columbia provincial law, if the deed was recorded in our name, we would have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We decided that if gold was discovered on the property and it is economical to remove the gold, we would record the deed, pay the additional fees, and file as a foreign corporation. Since mineralized material was not found, the unrecorded deed will not be recorded.

Accordingly, the title to the property is superior to all other unrecorded deeds. Should Mr. Grenfal transfer title to another person and that deed is recorded prior to recordation of our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Grenfal will be liable to us for monetary damages for breach of his warranty of title.

Location and Access

The property is located 181 miles east of Vancouver, near Beaverdell on the West Kettle River. The property is located within the West Kettle River Valley, south from the village of Beaverdell, in south central British Columbia, Canada. Highway 33 runs through the center of the property and several secondary roads and trails provide access to most parts of the property.

Plant and Equipment

We do not own a plant or any equipment. If we have discovered mineralized material we intended to hire independent third party contractors to mine the property. There is no source of power on the property. Power for operations would have been generated from gasoline generators. There is no equipment on the property.

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

Property Geology

The major type of rock found on the property is quartz. Gold, silver and copper are found in quartz veins. We have determined that there are quartz veins on the property, but there is no economic gold, silver or copper in the quartz veins.

Our Exploration Program

We conducted exploration to determine what amount of minerals, if any, existed on our properties and if any minerals which are found can be economically extracted and profitably processed. We found that no significant mineralized material existed on our property.

Our exploration program was designed to economically explore and evaluate our properties. We do not have any ores or reserves whatsoever at this time on any of our properties. We completed an exploration program and proceeded in the following phases:

Phase 1 began with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.

When the research was completed, our initial work was augmented with geological mapping and testing the subsurface of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels were examined. Samples were taken with no favorable results. No mineralized zone was identified.

Phase 1 took about three months and cost about $4,200.

Were Phase 1 to have been encouraging, Phase 2 would have involved an initial examination of the underground characteristics of any vein structure identified by Phase 1. Phase 2 would have aimed at identifying any mineral deposits of potential economic importance.

Regulations

Our mineral exploration program was subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We were subject to the British Columbia Mineral Exploration Code which told us how and where we can explore for minerals. We must comply with these laws in order to operate our business. We believe that our exploration caused no damage and that we have complied with all relevant regulations.

Environmental Law

We were also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations effecting

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

Geological mapping and sampling of seven rock chip samples were conducted within the May Audit. The adit is 25 feet deep with a small chamber at the end of the tunnel. In an effort to detect traces of economic minerals of interest to us on our property, a total of 114 soil samples and 2 rock samples were collected at regular intervals and spacing, over a targeted grid area of 984 feet by 1,312 feet. Samples have been submitted to the Cominco Exploration Laboratory for analysis for gold and 32 other elements. Results failed to outline strike extensions to the May Adit mineralization.

Employees

We used the services of a subcontractor for manual labor exploration work on our properties. Our only employees were Hugh Grenfal and Sergei Stetsenko, our officers and directors. No fees have been paid to them for this work and none is currently contemplated. Madman Mining Company Limited of Vancouver, Canada was the contractor responsible for the 2001 work.

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

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2004, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $106,220. Funds were spent in accordance with the Use of Proceeds section of the prospectus and as recorded in the quarterly filings. All funds received from the pubic offering have been spent.

With November 18, 2002, as record date, Ancona Mining Corporation issued a stock dividend of four new shares for each one held. For example, a shareholder owning 100 shares on November 18, 2002 would have received 400 additional shares, to give him or her a total of 500.

Status of Our Exploration Program

We have completed the exploration of our property. Management evaluated the results and decided to discontinue exploration. Please see above "Background" et seq. for details.

Risk Factors
  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we have to cease operations since we did not find gold in paying quantities.

  We have losses which we expect to continue into the future. As a result we have to cease operations.

  We were incorporated in September 1999 and we have completed our exploration business operations and did not realize any revenues. Our net loss since inception is $401,278. Failure to generate revenues has caused us to cease operations.

  We do not have ore reserves and have ceased operations.

  We have no known ore reserves and have ceased operations.

  We did not find mineralized material we have ceased operations.

  We did not find mineralized material and have ceased operations.

  We have completed our exploration and as a result have ceased operations.

  We have completed the exploration of our property. We have not made any plans to raise additional money. As a result we will have to ceased our operations on our claims.

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

  Because Messrs. Grenfal and Stetsenko own more than 50% of the outstanding shares, they are able to decide who will be directors and you will not be able to elect any directors.

  Messrs. Grenfal and Stetsenko own 25,000,000 shares and control us. As a result, Messrs Grenfal and Stetsenko are able to elect all of our directors and control our operations.

  Messrs. Grenfal and Stetsenko's control prevents you from causing a change in the course of our operations.

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

  A total of 25,000,000 shares of stock were issued to our two officers and directors. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2.     DESCRIPTION OF PROPERTIES.

In September 1999, Hugh Grenfal, our president and a member of the board of directors, acquired one mineral property containing three mining claims in British Columbia, Canada. The claims are recorded in Mr. Grenfal's name for tax purposes, however, title to the claims has been conveyed to us by an unrecorded deed. We have completed our exploration and did not find mineralized material. We have ceased operations. To date we have not performed any work on our property. The property is located 181 kilometers east of Vancouver, near Beaverdell on the West Kettle River.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2004, due to our minimal operations we only paid $411.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2004.

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

At September 25, 2004, we had 51 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ANAG" on September 25, 2002. The table shows the high and low trades of our company's common stock for 2003 and 2004:

Quarter ended
2002	High Trade	Low Trade
September 30	0.04	0.04
December 31	0.04	0.04

2003
March 31	1.50	0.10
June 30	2.10	0.25
September 30	0.60	0.60
December 31	0.75	0.60

2004
March 31	0.90	0.60
June 30	1.00	0.62

The shares trade infrequently. There is usually a large gap between the bid and the offer price. If there is no bid or the bid is well below your purchase price you may suffer a loss of liquidity of your investment. The Company and its affiliates do not make or arrange any market for the Company's shares.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. 25,000,000 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

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

At June 30, 2004, we have a working capital deficit of $20,982 compared to a working capital deficit of $13,583 at June 30, 2003. This change is primarily the result of the increase in the amount due to the President of the Company for expenses paid on behalf of the Company.

At June 30, 2004, our company had total assets of $1,616 versus $4,502 a year before.

At June 30, 2004, we had total liabilities of $21,674 which compares to $15,356 at June 30, 2003; the increase was from advances from directors.

Our company has had no revenues from inception. Our Company has no long-term debt.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We have inadequate cash reserves to maintain offices and operations during the next twelve months ending June 30, 2004. We have insufficient cash to maintain operations and have ceased operations.

Results of Operations

Our Company posted losses of $9,204 for the year ending June 30, 2004. The principal component of the loss was professional fees.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes to the financial statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

(2)     The Company has been in the exploration stage since its formation in September 7, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

ITEM 7.     FINANCIAL STATEMENTS.

Independent Auditors' Report

To the Stockholders and Directors
of Ancona Mining Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ancona Mining Corporation (An Exploration Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficit for the period from September 1, 1999 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Ancona Mining Corporation (An Exploration Stage Company), as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the period from September 1, 1999 (Date of Inception) to June 30, 2004, and the years ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred start-up losses to date. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 8, 2004

Ancona Mining Corporation(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	June 30,
	2004	2003
	$	$

ASSETS

Current Assets

Cash	692	1,362
Deposits	-	411

Total Current Assets	692	1,773

Property and Equipment (Note 3)	924	1,417

Mineral Properties (Note 4)	-	1,312

Total Assets	1,616	4,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	3,655	2,711
Accrued liabilities	5,800	8,110
Due to related parties (Note 5(b))	12,219	4,535

Total Liabilities	21,674	15,356

Contingency (Note 1)

Stockholders' Deficit

Common Stock, 100,000,000 shares authorized with a par value of
$0.00001; 30,311,000 shares issued and outstanding	303	303

Additional Paid-In Capital	380,917	380,917

Deficit Accumulated During the Exploration Stage	(401,278)	(392,074)

Total Stockholders' Deficit	(20,058)	(10,854)

Total Liabilities and Stockholders' Deficit	1,616	4,502

(The accompanying notes are an integral part of these financial statements)

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

			Accumulated from
			September 7, 1999
	Year Ended		(Date of Inception)
	June 30,		to June 30,
	2004	2003	2004
	$	$	$

Revenue	-	-	-

Expenses

Consulting	-	-	271,536
Depreciation	493	493	1,541
General and administration	45	591	21,575
Investor relations	-	-	9,346
Mining exploration and claim costs	1,312	1,332	6,870
Professional fees	6,918	13,720	79,030
Rent (Note 5(a))	411	911	7,250
Transfer agent and filing fees	25	1,155	4,130

Total Expenses	9,204	18,202	401,278

Net Loss for the Period	(9,204)	(18,202)	(401,278)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Shares Outstanding	30,311,000	30,311,000

(The accompanying notes are an integral part of these financial statements)

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
			For the Period from
			September 7, 1999
	Year Ended		(Date of Inception)
	June 30,		to June 30,
	2004	2003	2004
	$	$	$
Cash Flows To Operating Activities

Net loss	(9,204)	(18,202)	(401,278)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	493	493	1,542
Stock-based compensation	-	-	272,223
Write-off of mineral claims	1,312	1,332	2,644

Changes in operating assets and liabilities

Deposits	411	-	-
Accounts payable and accrued liabilities	(1,366)	9,996	9,455
Due to related parties	7,684	4,435	12,352

Net Cash Used In Operating Activities	(670)	(1,946)	(103,062)

Cash Flows To Investing Activities

Purchase of property and equipment	-	-	(2,466)

Net Cash Used In Investing Activities	-	-	(2,466)

Cash Flows From Financing Activities

Proceeds from sale of common stock	-	-	106,220

Net Cash Provided By Financing Activities	-	-	106,220

Increase (Decrease) in Cash	(670)	(1,946)	692

Cash - Beginning of Period	1,362	3,308	-

Cash - End of Period	692	1,362	692

Non-Cash Investing and Financing Activities

Stock issued in exchange for consulting services	-	-	272,223
Stock issued in payment of advances	-	-	133
Stock issued in payment of mining claims	-	-	2,644

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Ancona Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit) (Note 6)
For the period from September 7, 1999 (date of inception) to June 30, 2004
(expressed in U.S. dollars)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	# of	Amount	Capital	Stage	(Deficit)
	Shares	$	$	$	$

Balance - September 7, 1999 (Date of Inception)	-	-	-	-	-

Issuance of stock for services and payment of
advances at $0.011 per share	25,000,000	250	274,750	-	275,000

Net loss for period	-	-	-	(294,522)	(294,522)

Balance - June 30, 2000	25,000,000	250	274,750	(294,522)	(19,522)

Issuance of common stock at $0.02 per share	5,311,000	53	106,167	-	106,220

Net loss for the year	-	-	-	(38,069)	(38,069)

Balance - June 30, 2001	30,311,000	303	380,917	(332,591)	48,629

Net loss for the year	-	-	-	(41,281)	(41,281)

Balance - June 30, 2002	30,311,000	303	380,917	(373,872)	7,348

Net loss for the year	-	-	-	(18,202)	(18,202)

Balance - June 30, 2003	30,311,000	303	380,917	(392,074)	(10,854)

Net loss for the year	-	-	-	(9,204)	(9,204)

Balance - June 30, 2004	30,311,000	303	380,917	(401,278)	(20,058)

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

  At June 30, 2004, the Company had a working capital deficit of $20,982. A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $28,982 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by issuing common shares for cash and services.

  Summary of Significant Accounting Principles

  a)     Year End

  The Company's year end is June 30.

  b)     Basis of Accounting

  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

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

  f)     Long-Lived Assets

  In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

  g)     Foreign Currency Transactions/Balances

  The Company's functional and reporting currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

  h)     Exploration and Development Costs

  The Company has been in the exploration stage since its formation in September 7, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

  j)     Financial Instruments

  The carrying value of cash, accounts payable, accrued liabilities, and due to related parties approximate fair value due to the relatively short maturity of these instruments.

  k)     Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  l)     Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  m)     Recent Accounting Pronouncements

  In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Property and Equipment

			June 30,	June 30,
			2004	2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture	2,466	1,542	924	1,417

  Mineral Properties

  In September 1999, the Company, through its President, acquired 100% of the rights, titles and interests in three mining claims (Marmot, Wombat and AMAX) representing forty-four units in the Greenwood Mining Division of British Columbia. The President conveyed title to the claims via an unrecorded deed. During 2003, the Wombat claims were allowed to lapse. The Company received Portable Assessment Credits (PAC) from an arm's length company in exchange for the AMAX mining claim. The PAC was used to extend the validity of the Marmot claim, which represents fifteen units, until May 11, 2005.

  Related Party Transactions/Balances

  a)     The Company occupies office space provided by a company where the President of the Company was previously a vice president and a director. Monthly rental is determined by usage. At June 30, 2004, the Company was indebted to this company for $911, which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, $411 has been charged for the year ended June 30, 2004 (2003 - $911).

  b)     The President of the Company is owed $12,119 at June 30, 2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand. The remaining $100 is owed to a director.

  Common Stock

  During 2003, the Company's Board of Directors approved a four for one split of common shares. The Company issued four additional common shares for each one common share outstanding effective as of the period date of November 18, 2002. All per share amounts have been retroactively adjusted to reflect the stock split.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $126,000 which commence expiring in 2019. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Income Taxes (continued)

  The components of the net deferred tax asset at June 30, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004 $	2003 $

Net Operating Loss	7,892	16,870

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	2,683	5,736

Valuation Allowance	(2,683)	(5,736)

Net Deferred Tax Asset	-	-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes of accountants during the two most recent fiscal years.

ITEM 8A.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our Company are as follows:

Name	Age	Position(s)

Hugh Grenfal, Jr.	35	President, Chief Executive Officer, Treasurer, Chief Financial officer and a member of the board of directors

Sergei Stetsenko	34	Secretary and a member of the board of directors

All directors have a term of office expiring at our next annual general meeting, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal, Jr. has been our president, chief executive officer, treasurer, chief financial officer and a member of our board of directors since inception on September 7, 1999. From January 1991 to June 1996, Mr. Grenfal was President of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. From October 1996 to December 2001, Mr. Grenfal was a Director of Callinan Mines Limited, a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada. From June 20, 1999 to May 11, 2000, Mr. Grenfal was president of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was a mining company. From January 2000 to January 2004, Mr. Grenfal was president of Aberdene Mines Limited located in Vancouver, British Columbia. Aberdene Mines is a mining exploration company. Since September 1999, Mr. Grenfal has been President of Camden Mines Limited located in Vancouver, British Columbia. Camden Mines is a mining exploration company. From September 1999 to February 2002, Mr. Grenfal was president of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc. From July 2000 to September 2001, Mr. Grenfal was president of Raglan Mines Limited located in Vancouver, British Columbia. Raglan Mines Limited is a mining exploration company. Mr. Grenfal is currently not a full time employee with another entity.

Sergei Stetsenko has been our secretary and a member of the board of directors since inception. Since December 2003, Stetsenko has been the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Peloton Resources Inc. Peloton Resources is a development stage mining company. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team. From October 1996 to June 2001, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. Callinan Mines is a development stage mining company. Since September 1999, Mr. Stetsenko has been the secretary of Camden Mines Limited located in Vancouver, British Columbia. Camden Mines Limited is an exploration company. Since September 1999, Mr. Stetsenko has been the secretary of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation is an exploration company. Ancona Mining Corporation has competed a public offering of securities and is in the process of conducting exploration activities on its property. From September 1999 to February 2002, Mr. Stetsenko was the Secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining Corporation was an exploration company. The mining claims in which Palal Mining intended to conduct its exploration activities were condemned by British Columbia for incorporation into its park system. Mr. Stetsenko has never devoted full time to any of the foregoing endeavors and with respect to Camden and Ancona, Mr. Stetsenko devotes approximately 10% of his time or four hours per week to each. Mr. Stetsenko is currently not a full-time employee with another entity.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)

Hugh Grenfal, Jr.	2004	0	0	0	0	0	0	0
President & CEO	2003	0	0	0	0	0	0	0
CFO & Director	2002	0	0	0	0	0	0	0

Sergei Stetsenko	2004	0	0	0	0	0	0	0
Secretary &	2003	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

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

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers in the near future. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 8, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all directors and officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Amount and
Name and Address	Nature of		Percent of
of Beneficial Owner	Beneficial Owner	Position	Class

Hugh Grenfal, Jr.	12,500,000	President, Chief Executive Officer,	41.24%
		Treasurer, Chief Financial Officer and a
		member of the Board of Directors

Sergei Stetsenko	12,500,000	Secretary and a member of the Board of	41.24%
		Directors

All officer and	25,000,000		82.48%
Directors as a Group
(2 Persons)

*     The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

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

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94835 on January 18, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Marmot Mining Claim.
10.2	Wombat Mining Claim.
10.3	Bill of Sale.
10.4	Amax Mining Claim.
10.5	Statement of Trustee.
10.6	Unrecorded Warranty Deed
99.1	Subscription Agreement.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report and amendment thereto as filed with the Securities and Exchange Commission, on September 5, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003	$4,310	Williams & Webster, P.S.
2004	$3,725	Manning Elliott
2003	$1,800	Manning Elliott
2004	$-0-	Williams & Webster, P.S.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	Nil	Williams & Webster, P.S.
2004	Nil	Manning Elliott
2003	-0-	Manning Elliott
2004	-0-	Williams & Webster, P.S.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	Nil	Williams & Webster, P.S.
2004	Nil	Manning Elliott
2003	Nil	Manning Elliott
2004	Nil	Williams & Webster, P.S.

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003	Nil	Williams & Webster, P.S.
2004	Nil	Manning Elliott
2003	Nil	Manning Elliott
2004	Nil	Williams & Webster, P.S.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of September, 2004.

ANCONA MINING CORPORATION
(Registrant)

BY:	/s/ Hugh Grenfal, Jr.
Hugh Grenfal, Jr., President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the board of directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Hugh Grenfal, Jr.	President, Principal Executive Officer,	09/22/2004
Hugh Grenfal, Jr.	Treasurer, Principal Financial Officer and a
member of the board of directors.

/s/ Sergei Stetsenko	Secretary and a member of the board of	09/22/2004
Sergei Stetsenko	directors.