Form 10QSB
period 2004-09-30
ANCONA MINING CORP
filed 2004-11-17
CIK 1102942

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:000-33191

ANCONA MINES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1035 Laurier St. West
Montreal, Quebec
CANADA H2V 2L1
 (Address of principal executive offices)

(514) 274-1115
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

===================================================================================

PART I.

ITEM 1. - Financial Statements

Ancona Mining Corporation
(An Exploration Stage Company)
(Unaudited)

Ancona Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	June 30,
	2004	2004
	$	$
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	622	692

Total Current Assets	622	692

Property and Equipment (Note 3)	801	924

Total Assets	1,423	1,616

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable	3,655	3,655
Accrued liabilities	6,000	5,800
Advances from related party (Note 5(b))	12,969	12,219

Total Liabilities	22,624	21,674

Commitments (Note 1)
Subsequent Event (Note 6)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of
$0.00001; 30,311,000 shares issued and outstanding	303	303

Additional Paid-in Capital	380,917	380,917

	381,220	381,220

Deficit Accumulated During the Exploration Stage	(402,421)	(401,278)

Total Stockholders' Equity (Deficit)	(21,201)	(20,058)

Total Liabilities and Stockholders' Equity (Deficit)	1,423	1,616

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	September 7, 1999
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003
	$	$	$

Revenue	-	-	-

Expenses

Consulting	271,536	-	-
Depreciation	1,664	123	123
General and administration	21,580	5	15
Investor relations	9,346	-	-
Mining exploration (Note 4)	6,870	-	-
Professional fees	79,980	950	725
Rent (Note 5(a))	7,250	-	-
Transfer agent and filing fees	4,195	65	25

	402,421	1,143	888

Net Loss for the Period	(402,421)	(1,143)	(888)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		30,311,000	30,311,000

Ancona Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
	$	$

Cash Flows From Operating Activities

Net loss for the period	(1,143)	(888)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	123	123

Changes in operating assets and liabilities

Increase in accounts payable and accrued liabilities	200	125
Increase due to related parties	750	-

Net Cash Used In Operating Activities	(70)	(640)

Decrease in Cash	(70)	(640)

Cash - Beginning of Period	692	1,362

Cash - End of Period	622	722

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company"s principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

Pursuant to an Agreement dated September 23, 2004 (the "Agreement"), which closed on October 13, 2004, the Company agreed to issue 21,244,000 restricted shares of common stock in exchange for certain assets of VisualMed Clinical Systems Corporation ("VCSC") consisting of commercial contracts, fixed assets, receivables and other assets. VCSC is a Nevada corporation involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. Refer to Note 6.

The Company"s new business plan will involve the distribution of medical software, therefore the Company pursuant to the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. Upon completion of the Agreement with VCSC, the Company will be primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. Planned principal activities have not yet begun. At September 30, 2004, the Company had a working capital deficit of $22,002 and has incurred losses of $402,421 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company"s ability to continue as a going concern.

The Company will not be able to meet its funding commitments under the Agreement without acquiring substantial additional funding in the near future. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to VCSC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by sale of common shares (See Note 6).

2.	Summary of Significant Accounting Principles
	a)	Basis of Accounting
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. The Company"s year end is June 30.
	b)	Use of Estimates

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

	c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
	d)	Property and Equipment
Property and equipment is stated at cost. Amortization is computed using the straight-line method over five years.
	e)	Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)
	f)	Foreign Currency Transactions

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

	g)	Exploration and Development Costs

The Company has been in the exploration stage since its formation in September 7, 1999 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

	h)	Basic and Diluted Net Income (Loss) Per Share

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

	i)	Financial Instruments
The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.
	j)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	k)	Recent Accounting Pronouncements

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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company"s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Ancona Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.	Property and Equipment
				September 30,	June 30,
				2004	2004
			Accumulated	Net carrying	Net carrying
		Cost	Amoritization	value	value
		$	$	$	$
				(Unaudited)	(Audited)

	Office furniture	2,466	1,665	801	924

4.	Mineral Properties

In September 1999, the Company, through its President and a member of the board of directors, acquired 100% of the rights, titles and interests in three mining claims (Marmot, Wombat and AMAX) representing forty-four units in the Greenwood Mining Division of British Columbia. The President conveyed title to the claims via an unrecorded deed. During the fiscal year ended June 30, 2003, the Wombat claims were allowed to lapse. The Company received Portable Assessment Credits (PAC) from a related company in exchange for the AMAX mining claim. The PAC was used to extend the validity of the Marmot claims, which represents fifteen units, until May 11, 2005.

5.	Related Party Transactions/Balances
a)

The Company occupies office space provided by a company where the President of the Company was previously a Vice President and a director. Monthly rental is determined by usage. At September 30, 2004, included in accounts payable is an amount owing to this company for $911 (June 30, 2004 - $911), which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, no rent has been charged for the three-month period ended September 30, 2004.

b)

The President of the Company is owed $12,969 at September 30, 2004 (June 30, 2004 - $12,219) for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

6.	Subsequent Event

Pursuant to an Agreement dated September 23, 2004, which closed on October 13, 2004, the Company agreed to issue 21,244,000 restricted shares of common stock to VisualMed Clinical Systems Corporation ("VCSC") in exchange for certain assets of VCSC consisting of commercial contracts, fixed assets, receivables and other assets.

To complete the Agreement, the Company:
	i)	must complete a private placement of a minimum of $1,500,000 and a maximum of $4,000,000 within 90 days following the closing of the Agreement;
	ii)	assume and pay up to $100,000 per month towards the ongoing operating costs of VCSC. These amounts will be reimbursed to the Company from the proceeds of the private placement;
iii)

assume up to a maximum of CDN$304,000, amounts incurred from July 1, 2004 to closing of the Agreement to maintain the ongoing operating costs of VCSC. The CDN$304,000 is to be paid on the sooner of the date of closing of the private placement or January 31, 2005;

	iv)	the return to treasury and cancellation of 25,000,000 common shares, previously issued to two directors of the Company for no consideration;

The 25,000,000 shares previously owned by two directors have been cancelled and 21,244,000 restricted shares of common stock have been issued to VCSC. As a result of the above transactions VCSC controlled 80% of the outstanding common shares of the Company.

On October 25, 2004, the Company declared a stock dividend of 1 additional share of common stock for each 2 shares of common stock outstanding.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Change of Business

On September 23, 2004, after receiving advice that our mining properties were not deemed to be economically attractive, we entered into an agreement in principle to purchase certain assets from VisualMED Clinical Systems Corp.

We closed the above transaction on October 13, 2004.

As part of our change in business, Hugh Grenfal, Jr. and Sergei Stetsenko, resigned on Oct. 25, 2004 as officers and directors. Gerard Dab, Dr. Arthur Gelston, Louis Lombardo and Philippe Panzini were appointed directors; Gerard Dab was appointed CEO, Chairman and Secretary. Dr. Arthur Gelston was appointed President and Chief Science Officer. Philippe Rainville was appointed Chief Financial Officer. J. Hamilton Kirby was appointed VP Finance. Barry Scharf was appointed VP Operations and Client Services. Michel Maksud was appointed VP Technology.

Concurrently, Messrs. Grenfal and Stetsenko received $50,000 for all of their shares of common stock which totaled 37,500,000 (split adjusted) shares and transferred their shares to Capex Investments Limited. The transfer of shares took place on September 23, 2004 and were then subsequently cancelled.

The Company declared a stock dividend of 1 additional share of common stock for each 2 shares of common stock outstanding. The record date for the stock dividend was October 25, 2004. As of that date, the Company had a total of 39,832,500 (split adjusted) common shares outstanding post-dividend

To reflect the nature of our new business activity, we intend to change our name to VisualMED Clinical Solutions Corp.

Recent Events

The Company has changed its business purpose from mining exploration to the marketing and commercialization of Clinical Information Systems and software for hospitals, health care delivery organizations and regional healthcare authorities.

Effective September 23, 2004, we entered into agreement with VisualMed Clinical Systems Corp. in which we agreed to issue 31,866,000 (split adjusted) restricted shares in exchange for certain assets of VisualMed Clinical Systems Corp. These assets include worldwide marketing rights for the VisualMED suite of clinical software modules including software distribution agreements for parts of Europe and Australia. The assets also include conditional sales agreements for two Canadian hospitals. Other purchased assets are fixed assets comprising of office furniture, computer hardware and brochures and outstanding receivables. We also purchased VisualMed Marketing Inc., a subsidiary of VisualMed Clinical Systems Corp. and the VisualMed suite of clinical software modules.

As part of the agreement, until a private placement is completed we will borrow up to US$100,000 per month. This amount will be used maintain the ongoing operations of the company. The amounts borrowed by Ancona will be reimbursed to the lender from the proceeds of a planned private placement of US$1,500,000 to a maximum US$4,000,000.

On October 13, 2004, the transaction closed. 37,500,000 shares were returned to treasury and cancelled. A total of 31,866,000 restricted shares of common stock were issued to VisualMED Clinical Systems Corp.

Ancona intends to change its name to VisualMed Clinical Solutions Corp. The amendment to the articles of incorporation will become effective upon filing with the Secretary of State of Nevada. It is anticipated that the foregoing will take place twenty-one (21) days after this information statement is mailed to the Company's shareholders, which occurred on November 4, 2004.

The VisualMED Clinical Solutions software acquired by Ancona comprises a suite of modules called a Clinical Information System that includes a CPOE (Clinical Physician Order Entry) System. These clinical management solutions help hospitals and governments reduce medication errors, increase personnel efficiency and bring down operating costs. The main module, Computerized Physician Order Entry (CPOE) system is a core solution in the new agenda to promote greater patient safety and reduce the growing death rate from medication errors.

The Company's initial marketing effort will be focused in North America, Western Europe and Australia.

The Company declared a stock dividend of 1 additional share of common stock for each 2 shares of common stock outstanding. The record date for the stock dividend was October 25, 2004. Ancona issued to VisualMED Clinical Systems Corp. an additional 10,622,000 restricted shares of common stock according to the stock dividend. As of that date, the Company had a total of 39,832,500 common shares outstanding post-dividend.

We have taken over the technical and medical support of the VisualMED Clinical Information System currently operating at Physicians Hospital in El Paso, Texas.

Overview of our Business

Since our acquisition of the VisualMED technology our operations are in the field of healthcare information systems that include clinical information systems for hospitals, healthcare delivery organizations, and regional and/or national healthcare authorities.

American and European hospitals are under increasing pressure to address mounting evidence of major increases in hospital death due to medical errors and adverse drug reactions (ADEs). The March, 2000 report "To Err is Human" released by the Washington-based Institute of Medicine alerted the public and the authorities to this problem, disclosing that up to 100,000 Americans die each year from adverse drug reactions, half of which it considered preventable. Since then, evaluations of deaths from adverse drug reactions have been as high as 200,000 in the U.S., 85,000 in the U.K., and 23,000 in Canada.

Medical literature and recent publications from the HIMSS (Hospital Information Management Systems Society) indicate that the introduction of information technology solutions that would replace the paper-based medical record by an electronic medical record (EMR) could significantly reduce the advent of adverse drug reactions, and help to contain rising medical costs by increasing the productivity of care givers.

A coalition of some of America's largest employers and healthcare purchasers helped to create the Leapfrog Group, a non-profit organization dedicated to promoting information solutions for hospitals, and to help guide them in the acquisition of such solutions. In particular, Computerized Physician Order Entry (CPOE) systems, with decision support, are deemed to be the core component of an effective clinical information system to replace paper-based records. To date, more than 500 hospitals in America have registered with the Leapfrog Group, pledging to move towards the new standards it has set. As well, government authorities on all levels have began to legislate mandatory reduction of accidental hospital deaths and adverse drug events.

In Europe, Italy, France and the U.K. have voted laws providing for nationwide, publicly funded Electronic Medical Records. Similar initiatives are underway in Australia, Canada, Sweden and Denmark.

The VisualMED Solution

VisualMED is the "Electronic Medical Record." VisualMED obviates the need for redundant, paper-based activities by doctors and nurses. All patient care is prescribed and documented in an electronic media that may include wireless devices with remote access via an Internet portal. The CPOE (computerized physician order entry) module uses an expert system with a knowledge base and an inference engine that validates information provided by the user according to thousands of expert-based algorithms.

VisualMED decision support validates therapeutic decisions taken during the patient's hospitalization in real time while the doctor is writing his or her prescriptions, based on information available to it from multiple sources.

The VisualMED Clinical System is a tool through which the healthcare team provides the patient with an improved quality of care. The risk of adverse drug events (ADE's) with their attendant morbidity and mortality, as well as the resulting prolonged length of hospitalization, is greatly reduced. Medication side-effects are reduced, prescriptions, lab tests and radiology exams are not needlessly duplicated, and important clinical information is brought to the attention of the prescriber proactively, so that complications of therapy may be avoided. Availability of charts is immediate, and can be transmitted worldwide via the internet (EMR).

The implementation of the VisualMED Clinical System in a hospital setting allows for audit of medical procedures and their outcomes. The audit mechanism also assures that appropriate regulatory standards are being met. The use of biometric electronic signature provides a level of data security at the highest level.

The VisualMED Clinical System is an informatics tool that enables the physician to make informed diagnostic and therapeutic decisions. The system communicates with existing legacy systems including Admissions (ADT), pharmacy, laboratory, radiology and PACS through HL-7 interfaces. Through its interfaces, VisualMED captures all clinical information available on every hospitalized patient at any given moment, representing essentially the totality of data required by the hospital clinical staff to perform their duties. Healthcare personnel are able to access information culled from a variety of different sources through this single software solution.

The VisualMED technology was developed, tested, and has been in continuous use since 1994 at Montreal's Royal Victoria Hospital, one of McGill University's main teaching hospitals. Since 1999, more than US$30,000,000 has been spent to expand functionality and turn the technology into an effective commercial platform.

Some Specifics of the VisualMED Solution

Clinical Features of Interest to Physicians:

*	Complete electronic expert order entry with more than 30 levels of decision support.
*	Clinical Information System that contains a CPOE component supplying the complete, internet-accessible Electronic Medical Record.
*	The innovative graphical user interface was designed in a hospital setting by clinicians.
*	Laboratory and imagery results are always available.
*	Laboratory and image test results reporting has built in graphic display.
*	PACS images may be reviewed directly from within the VisualMED DICOM screen.
*	All clinical information is available through the VisualMED screen - no need to access multiple computer applications for information coming from different hospital systems.
*	Enhanced communication with nursing staff.
*	Automatic renal failure dose modifications.
*	Automatic drug - drug interaction notification.
*	Automatic drug - allergy notification.
*	Automatic clinical warnings with alternative therapy recommendation
*	Automatic replacement of expensive IV with PO medication where appropriate, if installation hospital chooses this feature.
*	Complete pediatric dosing modalities and safety ranges.
*	Insulin sliding scales.
*	Automatic dose tapers, for example prednisone.
*	Automatic notification of abnormal and STAT results.
*	Context-sensitive therapeutic order entry protocols (order sets) defined by the client.
*	Cosign responsibilities clearly defined.
*	All decision support and the client may define tabular content.
*	May be used in-hospital or in ambulatory setting.
*	Patient chart may be reviewed remotely (in clinic, doctors' office) through a secure, encrypted Citrix server technical solution.
*	Clinical data saved from all patient encounters are available for subsequent patient encounters.
*	Multiple users access patient information at the same time.

Clinical Features of Interest to Nurses and Pharmacists:

*	All prescriptions are legible.
*	Seamless integration of physician orders with the Medication Administration Record (MAR).
*	Medication Administration Record generates itself automatically.
*	No transcription of any prescriptions to a paper record.
*	No duplicate charting occurs.
*	Nursing data entries feedback immediately on all new physician prescriptions.
*	Clinical signs data entries are all validated for age, sex, weight and height of patient.
*	Bedside data entry available, including wireless vital signs data entry.
*	Automatic calculation of drip rates based on physician prescription.
*	Enhanced communication with physician staff.
*	Physicians enter their own orders.
*	Automatic notification of specimen-obtain times.
*	Automatic notification for administration of all medications and examinations.
*	Multiple users can access patient information at the same time.
*	Prescriptions are automatically transmitted to pharmacy.
*	Tremendous time efficiencies in the area of prescription validation.

Technical Features:

*	A turnkey solution.
*

VisualMED is a mission critical application with three-tiered client server architecture. This system integrates all Oracle based clinical data involving prescriptions and care, and also allows access to all laboratory results.

*	VisualMED interfaces with any existing hospital laboratory, ADT, pharmacy, radiology or PACS systems through bi-directional HL7 interfaces.
*	Citrix server systems can link ambulatory sites at a distance with patient records stored at hospital sites.
*	This critical application has hardware and software configured for 24x7 uptime. Fail-over controllers provide for operational redundancy.
*	This fault-tolerant, scaleable architecture is very secure.
*	This technology allows for remote site technical support and offsite performance monitoring.
*	All advantages linked to hospital use of the system can be applied to smaller installations such as clinics and medical centers.

Administrative Features:

Diagnoses and procedures:

*	All diagnoses and procedures coded by ICD9-CM and ICD10 nomenclature.
*	Captures primary diagnoses entered by physician.
*	Captures admission procedures entered by hospital staff..
*	Automatically captures all secondary and laboratory diagnoses.

Cost information:

*	All costs displayed to prescriber during order entry activity.
*	Cost-per-case and savings-per-case can be linked to any admitting diagnosis or procedure.
*	System can be configured to suggest equivalent cost-effective alternative medications.
*	Avoids the generation of duplicate or unnecessary laboratory and image test orders.

Audit:

*	All charted activities related to patient care may be audited for the purposes of quality assurance.

Security:

*	Secure biometric logon and electronic signature for all activities.
*	Unique consent module manages patient consent issues in ambulatory environment across multiple clinic and hospital sites.
*	Conforms to HIPPA requirements for confidentiality of patient record.

Public Health Features:

*	Reduction in the annual incidence of adverse drug effects, with resultant decrease in morbidity and mortality in the population seeking medical treatment.
*	Improved safety in the provision of complex modern therapies tosick patients.
*	Reduction in the medical malpractice risk for healthcare providers.
*	Decrease in the length of stay for hospitalized patients.
*	Improvement in the delivery of health care at all installed sites (allows nurses to spend more time caring for their patients).
*	Improved morale of health care providers at installation site.
*	Improved access to existing health care resources and maximization of use of existing resources (especially in the emergency department).
*	Improved quality of hospital-based as well as ambulatory practice on the basis of the inclusion of best-practice care protocols included in the system.
*	Advance the development of a practical regional patient medical record available at whatever hospital or clinic the patient attends in his or her region.

General Features:

*	Contributes to an ecological benefit by reducing the amount of paper used in a hospital.
*	Allows for considerable time saving in charting and accessibility of the patient records including radiology images, as the only requirement for access is the digital imprint.
*	Improves working conditions for the nursing staff by giving them a professional tool that saves 95% of time devoted to clerical work. Formularies and reports are automatically generated.
*	The hospital admission process is shortened, the long waiting lists eliminated.
*	The hospital center can realize approximately a 20% global saving in areas such as drugs, laboratory and radiology tests, administration and communication time, plus medical and nursing care.

Modules

VisualMED modules come in four broad classes - administrative/support, nursing, clinical, and the electronic medical record.

Administrative module:

VisualADMIN is the principal administrative module. It allows users with the appropriate security rights to access screens that may be used to define and modify architectural "seed data;" define the business rules for the clinical order entry for the 6 general order entry types - drugs, labs, IV solutions, image tests, nursing orders, dressings, as well as the special order entry types - sliding scales, drug tapers, transfusions, TPN; create and modify decision support algorithms that are called at multiple levels in the order entry sequence; create and modify decision support algorithms that operate as background processes; maintain the ward/bed configuration of the institution as represented inside the system; maintain the set of diagnoses represented inside the system; maintain any sets of system requisitions as may be required by the system; maintain the set of system user groups and user group rights, and maintain the set of system parameters that are used to determine the system configuration. The functionality that may be accessed though VisualADMIN is of a clinical-administrative nature. The company supplies all of the content required for full function of the system at the time of installation. The client may modify any of the content at any time in plain language. VisualADMIN is a required module in the setting of a minimal VisualMED installation.

Nursing module:

The VisualMED nursing module (VisualNURSE) integrates all physician / nursing clinical functions at the order entry and clinical data entry levels. VisualNURSE contains the Medication Administration Record, which is automatically generated by the VisualMED system according to a rules engine, which "translates" the physician's prescription into the date-times for prescription administration. These rules are supplied by VisualMED at installation time, and may vary for each individual clinical module. VisualNURSE also contains the Care Plan and screen sets that allow for the recording and (graphic) display of clinical information including vital signs, glucometer-insulin record, input and output, and pain scale. Additional screens exist for the recording of the nursing history. The System Administrator through VisualADMIN manages the seed content of VisualNURSE. All clinical modules (see below) access VisualNURSE. VisualNURSE is a required module in the setting of a minimal VisualMED installation.

Clinical Modules:

The VisualMED clinical modules broadly correspond to the individual clinical specialty services of medicine and surgery. All of the patients in a particular census may all be linked to a single module - the patient is hospitalized on an Internal Medicine ward, for example - or patients in a given census may each be attached to different modules - a hematology / oncology ward, for example. Each clinical module may have its own set of available drug listings, its own table of order sets, and unique decision support algorithms. The look and feel of each clinical module is constant, though modules may contain unique screens, which may not be available elsewhere in the VisualMED Clinical System. For example, VisualER uses unique patient tracking screens; VisualICU, CCU, and ER contain unique results reporting screens. The System Administrator through VisualADMIN manages the seed content of the clinical modules. At least one clinical module is required in the setting of a minimal VisualMED installation.

The system includes, as an option, a DICOM viewer embedded in the clinical signs and results reporting screens so that PACS images may be viewed directly within the clinical context of the VisualMED clinical data display screens.

Electronic medical record:

Note that all clinical modules come with a complete electronic patient record (EMR) used by physicians, consultants, nursing staff, and paramedical staff to record their admission and progress notes in a coded, menu-driven or free-text format, depending on the preference of the individual user. Clinicians can access all date related to their patient through the EMR, and can, as well filter the content to view only those notes relevant to the query at hand. Clinical data entered into the EMR is available to review for the purposes of quality assurance by the clinical staff, administration, and, where law permits, may be consulted by the patient.

Components

Available components, with a brief accompanying description, include the following:

*	VisualADMIN - maintenance of system tables and expert content by System or Clinical Administrator
*

VisualNURSE - contains self-generating MAR, order "pickup" screens, specimen notification screens and icons, nursing, IV solution input tally screens, automatic clinical activities scheduling, cosignature and verbal orders capability, nursing documentation

*	Clinical CPOE modules - includes VisualMD (Internal Medicine), VisualPEDIATRICS, VisualER, VisualSURGEON, VisualNEUROLOGY, VisualCCU, VisualICU, VisualOBGYN, VisualDERMATOLOGY.
*	VisualCHART(1) - the complete, electronic patient record for the current hospitalization
*	VisualGUIDE - context-sensitive clinical guide linked to medical terminology and patient laboratory results
*	VisualALERTS - contains system decision support components
*	VisualRESULTS - complete numerical, text, and image test reporting with both tabular and graphic display
*	VisualREPORTS - viewable/printable clinical reports appropriate to the needs of the Service Chief or Nursing Director, used for quality assurance projects
*	VisualINSTRUCTIONS - viewable/printable instruction sheets for patients
*	VisualPHARMACY - access to clinical screens from the pharmacy, with work triage and bi-directional link to inventory system
*	DICOM viewer - for viewing PACS images directly through VisualMED clinical screens

Market Overview

There are over 5,500 hospitals in the United States and Canada, and three times as many in Europe, making up most of the potential market for the VisualMED technology. According to the Leapfrog Group, relatively few American sites have experimented with physician-based clinical support order entry, and most of these have been limited to large centers whose mainframe technology is not easily transferable. According to the HIMSS, less than 10% of hospitals say that they have some form of CPOE or decision support.

Cost of implementation of a Clinical Information System can vary between 2 and 20 million dollars depending on the size of the hospital and the nature of the selected technology. A leading U.S. consulting organization believes that 50% of hospitals in America will be moving to CPOE in the next 4 years.

Ancona management believes in a more cautious scenario, one that would see between 10 and 15% of hospitals adopting CPOE in this time frame, however this would still represent a multi-billion dollar market opportunity for our industry.

Independent Evaluation

The VisualMED technology has been repeatedly evaluated by independent agencies such as the Leapfrog Group and Five Rights Consulting. It has consistently been ranked as one of the more complete and efficacious solutions in its field. It is one of the few commercial applications that is consistently being used on a daily basis by the entire medical and nursing staff of a hospital. The VisualMED technology was also positively evaluated after an in depth audit for the benefit of a Canadian Governmental agency by Dr. Antoine Geisbuhler, formerly of Vanderbilt University medical school, Tennessee and holder of the chair of medical informatics, Faculty of Medicine, University of Geneva, Switzerland.

Sales and Marketing Initiatives

Significant clinical results and statistics from the use of VisualMED at Physician's Hospital in El Paso, TX, are having a positive impact on the pursuit of new market opportunities and local strategic allies especially in Europe. Having acquired the VisualMED suite of clinical solutions, we intend to market VisualMED with the support of local outsourcing companies and information technology consultants to the healthcare market.

For the European and Australian markets it will assume distribution contracts and continue to work closely with software developer MEDICOOL SYSTEMS of Montreal, Canada. Here is a list of current and on-going marketing initiatives:

United States: We intend to start selling our solution on a pay per use basis through major outsourcers. We plan to initiate discussions with one of America's leading consulting and implementation service companies and hope to conclude an alliance with them in 2005.

Italy: We will assume and oversee a distribution alliance with I-G.COM, the software partner of GIOMI GROUP, a hospital management company with 49 mostly private hospitals throughout Italy. Our solution has been presented to senior administrative, medical and nursing staff in hospitals in Rome, Turin, Pescara and to the Dean of the Faculty of Medicine of Gabriele D'Annunzio University in Chieti, Abruzzo. Serious negotiations are under way with the regional healthcare authorities of two Italian regions and one hospital in Rome has requested funding from the Ministry of health to purchase VisualMED. As well discussions are on going with Italy's leading hospital systems implementation company.

France: Earlier this year, following the British lead, France passed a law mandating the universal medical record for all 60 million French citizens by 2007. In late October a French senior official came to see VisualMED in Montreal, leading to an invitation to visit the French Ministry of Health to do a major presentation to a group of senior decision makers. In parallel negotiations are underway with three major IT outsourcers in order to form a government approved alliance in order to respond to a number of French government RFPs expected in the next year and worth over 1 billion dollars (nine hundred million Euros).

Australia: We have teamed up with MEDICOOL and Australian distributor VISUALHEALTHCARE of Melbourne in order to reply to a major RFP seeking to evaluate systems for the entire State of Victoria. Results are expected to be announced in Q2 2005.

Canada: A multi hospital contract has been tabled this month with the Ministry of health of a Canadian province at the request of the minister following a series of presentations and meetings. A cabinet level decision is expected sometimes in 2005.

In the province of Quebec the department of health has set aside 60 million dollars Canadian to fund clinical information systems in hospitals. We have tabled two contracts with Montreal hospitals and are in the process of negotiating with a third hospital.

New alliances are being formed to tackle the Ontario market, Canada's largest province.

Results of Operations

Our Company posted losses of $1,143 for the three months ending September 30, 2004. This compares with Prior Year three months ending September 30, 2003 of posted losses of $888. The principal components of the loss were professional expenses, depreciation, and filing fees.

Operating expenses for the three months ending September 30, 2004 were equal to losses of $1,143.

Financial Condition, Liquidity and Capital Resources

Since inception on September 7, 1999, our Company has been engaged in the exploration and acquisition of mineral properties.

At September 30, 2004 all of our Company's principal capital resources have been acquired through the issuance of our common stock

At September 30, 2004, we had working capital of $622 compared to $692 at June 30, 2004.

At September 30, 2004, our Company's total assets were $1,423. This compares with our Company's assets at September 30, 2003 of $3,739 and $1,616 at June 30, 2004.

At September 30, 2004, our Company's total liabilities increased to $22,624 from $15,381 at September 30, 2003 and $21,674 at June 30, 2004.

Our Company has not had revenues from it mineral properties since its inception.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition.

The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:

Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Transactions/Balances

The Company's functional and reporting currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the.

Exploration and Development Costs

The Company has been in the exploration stage since its formation in September 7, 1999 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

ITEM 3.     CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO), our chief financial officer (CFO), our VP Finance and our chief of operations. Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO certifications

Appearing immediately following the signatures section of this quarterly report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls are inadequate, they will be immediately changed.

Scope of the controls evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our independent auditors in connection with their audit and review activities also evaluate our Internal Controls on an ongoing basis. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our Disclosure Controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

ITEM 2.     CHANGES IN SECURITIES

No securities were sold by us without registration during the period from July 1, 2004 to September 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit	Description

	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

(b)	Report on Form 8-K

There were no reports on Form 8-K filed in the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November, 2004.

ANCONA MINING CORPORATION
(Registrant)

BY:	/s/ Philippe Rainville
Philippe Rainville
Principal Financial Officer, Principal Accounting Officer and Treasurer.

BY:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and a member of the Board of Directors.