Form 10QSB
period 2004-12-31
VisualMED Clinical Solutions Corp.
filed 2005-02-22
CIK 1102942

===========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.
(Formerly Ancona Mining Corporation)
(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1035 Laurier Street West
Montreal, Quebec
CANADA H2V 2L1
(Address of principal executive offices)

(514) 274-1115
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

===========================================================================

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
(Unaudited)

Index
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Consolidated Notes to the Financial Statements	F-4

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	December 31, 2004 $	June 30, 2004 $
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	37,396	692
Advances receivable (Note 3)	118,906	-
Prepaid expenses	5,873	-
Other assets	8,535	-
Total Current Assets	170,710	692

Property and Equipment (Note 4)	11,809	924
Total Assets	182,519	1,616

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	197,481	3,655
Accrued liabilities	35,192	5,800
Advances from related party (Note 7(a) and (b))	4,327	12,219
Loans payable (Note 5)	814,190	-
Total Liabilities	1,051,190	21,674

Commitments (Notes 1 and 10)

Stockholders' Equity (Deficit)
Common Stock,
100,000,000 shares authorized with a par value of $0.00001; 39,832,500 and 45,466,500 shares issued and outstanding, respectively	399	455
Additional Paid-in Capital	384,821	380,765
Accumulated Other Comprehensive Loss	(26,968)	-
Deficit Accumulated During the Development Stage	(1,226,923)	(401,278)
Total Stockholders' Equity (Deficit)	(868,671)	(20,058)
Total Liabilities and Stockholders' Equity (Deficit)	182,519	1,616

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	September 7, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2004 $	2004 $	2003 $	2004 $	2003 $

Revenue	--	--	--	--	--

Expenses
Customer service	232,387	232,387	--	232,387	--
Depreciation	696	696	--	696	--
Development costs	296,796	296,796	--	296,796	--
General and administration	260,374	245,590	--	260,374	--
Interest and bank charges	16,359	16,359	--	16,359	--
Sales and marketing	17,890	17,890	--	17,890	--

Total Expenses	824,502	809,718	--	824,502	--

Net Loss Before Discontinued Operations	(824,502)	(809,718)	--	(824,502)	--

Discontinued Operations	(402,421)	--	(838)	(1,143)	(1,726)

Net Loss for the Period	(1,226,923)	(809,718)	(838)	(825,645)	(1,726)

Other Comprehensive Loss
Foreign currency translation adjustments	(26,968)	(26,968)	--	(26,968)	--

Comprehensive Loss	(1,253,891)	(836,686)	(838)	(852,613)	(1,726)

Net Loss Per Share - Basic and Diluted		(0.02)	--	(0.02)	--

Weighted Average Shares Outstanding
(split-adjusted)		39,832,500	45,466,500	39,832,500	45,466,500

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	Six Months Ended December 31,
	2004 $	2003 $
Cash Flows From Operating Activities
Net loss for the period	(825,645)	(1,726)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	696	247
Write off of assets	924	--
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(5,586)	--
(Increase) in other assets	(8,127)	--
(Increase) in advances and receivables	(115,452)	--
Increase in accounts payable and accrued liabilities	205,986	824
Net Cash (Used In) Operating Activities	(747,204)	(655)

Cash Flows From Investing Activities
Purchase of property and equipment	(8,235)	--

Net Cash Provided By Investing Activities	(8,235)	--

Cash Flows From Financing Activities
Proceeds from short term loans	800,018	--

Net Cash Provided By Financing Activities	800,018	--

Effect of Exchange Rate Changes on Cash	(7,825)	--

Increase in Cash	36,704	(655)
Cash - Beginning of Period	692	1,362

Cash - End of Period	37,396	707

Non-Cash Financing Activities	--	--

Supplemental Disclosures
Interest paid	--	--
Income taxes paid	--	--

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

  Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company's principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the "Agreement"), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock in exchange for certain assets of VisualMed Clinical Systems Corporation ("VCSC") consisting of commercial contracts, property and equipment and a suite of clinical software modules ("the modules") that are the key components of a Clinical Information System for healthcare facilities. VCSC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company will have the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VCSC has entered into similar agreements with other non-related companies. As the result of the transaction, VCSC now controls 80% of the Company. Refer to Note 6.

The Company's new business plan involves the distribution of medical software, therefore the Company pursuant to the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. Planned principal activities have not yet begun. At December 31, 2004, the Company had a working capital deficit of $880,480 and has incurred losses of $1,226,923 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company will not be able to meet its funding commitments under the Agreement without acquiring substantial additional funding in the near future. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to VCSC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by the issue of short term debt or the sale of common shares. Refer to Note 11.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation and Fiscal Year

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". These financial statements include the accounts of the Company and its wholly-owned subsidiary, VisualMed Marketing Inc., a company incorporated and based in Quebec, Canada. All intercompany transactions and balances have been eliminated. The Company's fiscal year-end is June 30.

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

Property and equipment is stated at cost and consists of office furniture and computer hardware and software. Amortization of office furniture is computed using the straight-line method over five years. Amortization of computer hardware and software is computed using the straight-line method over three years.

e)	Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

f)	Foreign Currency Transactions

The Company's functional and reporting currency is the United States dollar. The functional currency of the Company's subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)
g)	Development Costs

Costs related to the enhancement of existing medical software modules are expensed as incurred until technological feasibility in the form of a working model has been established. The time period between the establishment of technological feasibility and completion of product development is expected to be short, therefore the Company has not capitalized any product development costs during the period.

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
j)	Revenue Recognition

The Company has not generated any revenues from inception to December 31, 2004. The Company will recognize any revenue related to sales of medical software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Pursuant to SOP 97-2, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004, the Company's only component of comprehensive income (loss) was foreign currency translation adjustments.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)
l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

3. Advances Receivable

		December 31, 2004 $ (Unaudited)	June 30, 2004 $ (Audited)

Advances to employees	(a)	36,158	--
Other receivables	(b)	72,351	--
Due from VisualMED Clinical Systems Inc., an affiliated company	(c)	55,325
Due to VisualMED Clinical Systems Corp., an affiliated company	(c)	(44,928)	--
		118,906	--

  Advances to employees of $36,158 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.
  The Company is owed $72,351 from MEDICOOL Health Systems Inc. representing cash advances. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.
  The Company owes $44,928 to its parent company, VisualMed Clinical Systems Corporation ("VCSC"). The Company is owed $55,325 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VCSC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

4. Property and Equipment

	Cost $	Accumulated Amortization $	December 31, 2004 Net carrying value $ (Unaudited)	June 30, 2004 Net carrying value $ (Audited)

Computer hardware	4,000	278	3,722	--
Computer software	8,526	439	8,087	--
Office furniture	--	--	--	924
	12,526	717	11,809	924

5. Loans Payable

The Company is indebted to Capex Investments (Canada) Ltd. for cash advances of $814,190 received during the three month period ended December 31, 2004, of which $489,730 bears interest at 15% per annum and $324,460 bears interest at 8% per annum. These amounts are secured by all of the Company's tangible and intangible assets, and are repayable on demand.

6. Asset Acquisition

Pursuant to an Agreement dated September 23, 2004, which closed on October 13, 2004, the Company issued 31,866,000 split-adjusted restricted shares of common stock to VisualMed Clinical Systems Corporation ("VCSC") in exchange for certain assets of VCSC consisting of commercial contracts, property and equipment, a suite of clinical software modules that are the key components of a Clinical Information System for healthcare facilities, all the issued and outstanding common shares of VisualMed Marketing Inc., and other assets.

To complete the Agreement, the Company must:

i)

complete a private placement of a minimum of $1,500,000 and a maximum of $4,000,000 within 90 days following the closing of the Agreement (subsequently extended to 180 days following the closing of the Agreement). The terms of the proposed private placement consists of a minimum of 2,000,000 units and a maximum of 5,333,333 units at a price of $0.75 per unit. Each unit will consist of one share of common stock and one warrant. Each warrant will entitle the holder to acquire an additional share at a price of $1.25 per share for a period up to one year from the closing date of the private placement;

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

6. Asset Acquisition

ii)	assume and pay up to $100,000 per month towards the ongoing operating costs of VCSC. These amounts will be reimbursed to the Company from the proceeds of the private placement;
iii)

assume up to a maximum of CDN$304,000, amounts incurred from July 1, 2004 to closing of the Agreement to maintain the ongoing operating costs of VCSC. The CDN$304,000 is to be paid on the sooner of the date of closing of the private placement or January 31, 2005 (subsequently amended to be paid on the closing of the private placement);

iv)	ensure the return to treasury and cancellation of 37,500,000 split-adjusted common shares, previously issued to two directors of the Company for no consideration;

The 37,500,000 split-adjusted shares previously owned by two directors have been cancelled and the 31,866,000 split-adjusted restricted shares of common stock have been issued to VCSC. As a result of the above transactions VCSC controlled 80% of the outstanding common shares of the Company. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", as all but a de minimis amount of the fair value of the transferred assets is represented by the software modules. These modules must be modified before implementation by any potential customers. There were no prior sales by VCSC related to these modules. The transferred assets have been recorded at the book value of the transferor, VCSC, as this is a related party transaction. Acquisition costs of $13,000 associated with this acquisition have been expensed.

$

Property and equipment	4,000
Software modules	--
Common shares of VisualMed Marketing, Inc. (an inactive company)	--
Paid by the issue of 31,866,000 split-adjusted common shares	4,000

7. Related Party Transactions/Balances

a)

The Company is indebted to a director and an officer for $4,327 representing expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

b)

A former President of the Company is owed $12,219 at December 31, 2004 (June 30, 2004 - $12,219) for payment of expenses on behalf of the Company. This amount is included in accounts payable and is unsecured and non-interest bearing.

c)

The Company owes $44,928 to its parent company, VisualMed Clinical Systems Corporation ("VCSC"). The Company is owed $55,325 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VCSC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

8. Common Stock

a)

On October 25, 2004, the Company declared a stock dividend of one additional share of common stock for each two shares of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the stock dividend.

b)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VCSC as described in Note 6.
c)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.

9. Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company's Chief Operating Decision Maker (CODM) as defined by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." The CODM allocates resources and assesses the performance of the Company based on the results of operations.

10. Commitment

During the three months ended December 31, 2004, the Company entered into a lease agreement for office premises at a rate of CDN$59,340 per annum, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years.

11. Subsequent Event

The Company received additional cash loans of $385,000 bearing interest at the rate of 15% per annum, which are repayable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Results of Operations and Plan of Operations

Our Company incurred losses of $825,645 for the six months ending December 31, 2004. This compares to $1,726 in the Prior Year period. The company discontinued its operations in mineral exploration in the current quarter. The principal components of the loss involved one-time start-up costs that were incurred with respect to our entry in a new field of business. These were essentially: leasing new premises that could accommodate our new marketing and customer support facilities; a world-wide state-of-the-art service center was established, capable of supporting client hospitals by remote support technology, most of that expenditure being made up of salaries of newly hired employees, consultants, and software licenses. Also, as part of the new marketing effort, there was a considerable amount of effort put into presentation and hospital-specific infrastructure configurations in order to respond to major tenders and requests from potential buyers. Significant expenses equally went into hiring marketing employees and consultants. Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

Operating expenses for the six months ending December 31, 2004 were $824,502.

The main challenges that the company will have to meet over the next year will be to finance operations for the next twelve months, focus on sales and marketing of our modules and build strategic alliances to help us penetrate specific marketplaces in promising geographies. Since our acquisition of the VisualMED suite of software modules, and subsequent change of corporate name, the company has undertaken to develop a comprehensive marketing and sales strategy for its newly acquired product lines. We intend to start building a full-fledged marketing department that can handle market survey, develop marketing tools and support the sales channel we will be building. We will continue to hire sales and marketing executives and consultants. In the coming months, an advisory board will be formed to help the company create better marketing strategy and to help tailor our sales approach to evolving market realities. We expect this initiative will help support our sales and marketing department, bringing together experts from the medical and international business community.

We intend to target geographies were current legal regulations encourage the adoption of our clinical management modules. We will aggressively pursue these markets through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators. We will pursue early opportunities offered by new French legislation that has mandated the implementation throughout the French healthcare system of a universal Electronic Patient Record. In Italy we have begun to approach some regional healthcare authorities and will be promoting our software as a tool for medical audits as the malpractice penalties in Italy are severe. We will seek a local partner in the Netherlands to be part of that country's process of investigating clinical information systems as a solution to rising costs and preventable deaths in hospitals. VisualMED intends to vigorously pursue these opportunities as the Netherlands becomes a highly promising market. We will make a special effort in the Canadian market, where the federal government is preparing to legalize e-Prescriptions in an effort to contain the rising cost of drugs. Finally, we will take advantage of the construction of new state of the art hospital facilities in countries such as Tunisia that provide elective surgery to European patients. In order to finance operations, the Company has initiated a private placement of $4,000,000 that is expected to close in stages, the first part before the end of Q2 2005, the second part before the end of Q3 2005. The proceeds of these private placements are expected to provide sufficient liquidity to fund planned operations for the next 12 months.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004 all of our Company's principal capital resources have been acquired through the issuance of our common stock.

At December 31, 2004, we had a working capital deficiency of $880,480 compared to $20,982 at June 30, 2004.

At December 31, 2004, our Company's total assets were $182,519. This compares with our Company's total assets of $1,616 at June 30, 2004.

At December 31, 2004, our Company's total liabilities increased to $1,051,190 from $21,674 at June 30, 2004.

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

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Transactions/Balances

The Company's functional and reporting currency is the United States dollar. The functional currency of the Company's subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

Revenue Recognition

The Company has not generated any revenues from inception to December 31, 2004. The Company will recognize revenue related to sales of medical software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Pursuant to SOP 97-2, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

ITEM 3.    CONTROLS AND PROCEDURES

Taras Chebountchak, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II

ITEM 4. SUBMISSION OF MATTER TO SHAREHOLDERS.

On November 30, 2004, we changed our name from Ancona Mining Corporation to VisualMED Clinical Solutions Corporation. The vote was 21,244,000 in favor of the name change. No shares opposed the vote. There were 26,555,000 shares outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Description

	3.2	Amendment to the Articles of Incorporation.

	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

(b) Report on Form 8-K

On 27th day of December, we report that our shareholders agreed to change the name of the company from Ancona Mining Corporation to VisualMED Clinical Solutions Corp., following the acquisition of the VisualMED clinical software modules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of February, 2005.

VISUALMED CLINICAL SOLUTIONS CORP.
(Formerly Ancona Mining Corporation)
(Registrant)

BY:	/s/ Philippe Rainville
Philippe Rainville
Principal Financial Officer, Principal Accounting Officer and Treasurer.

BY:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and a member of the Board of Directors.