Form 10QSB/A
period 2004-12-31
VisualMED Clinical Solutions Corp.
filed 2005-03-03
CIK 1102942

===================================================================================

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

Financial Condition, Liquidity and Capital Resources

At December 31, 2004 all of our Company's principal capital resources have been acquired through the issuance of our common stock and advances from our investors.

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

ITEM 3.    CONTROLS AND PROCEDURES

Gerard Dab, our Chief Executive Officer and Philippe Rainville, our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of March, 2005.

VISUALMED CLINICAL SOLUTIONS CORP.
(Formerly Ancona Mining Corporation)
(Registrant)

BY:	/s/ Philippe Rainville
Philippe Rainville
Principal Financial Officer, Principal Accounting Officer and Treasurer.

BY:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and a member of the Board of Directors.