Form 10QSB
period 2005-03-31
VisualMED Clinical Solutions Corp.
filed 2005-05-16
CIK 1102942

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31,	June 30,
	2005	2004
	$	$
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	200,925	692
Advances receivable (Note 3)	67,384	-
Prepaid expenses	403,111	-
Other assets	25,290	-
Total Current Assets	696,710	692

Property and Equipment (Note 4)	14,519	924
Total Assets	711,229	1,616

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	147,655	3,655
Accrued liabilities	18,267	5,800
Advances from related party (Note 6)	-	12,219
Deferred revenue	67,000	-
Total Liabilities	232,922	21,674

Commitments (Notes 1 and 9)

Stockholders' Equity (Deficit)
Common Stock,
100,000,000 shares authorized with a par value of $0.00001;
42,308,067 and 45,466,500 shares issued and outstanding,
respectively	423	455
Additional Paid-in Capital	6,705,757	380,765
Accumulated Other Comprehensive Loss	(31,558)	-
Deficit Accumulated During the Development Stage	(6,196,315)	(401,278)
Total Stockholders' Equity (Deficit)	478,307	(20,058)
Total Liabilities and Stockholders' Equity (Deficit)	711,229	1,616

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	September 7, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Customer service	335,305	102,918	-	335,305	-
Depreciation	1,897	1,201	-	1,897	-
Development costs	344,562	47,766	-	344,562	-
General and administration	483,190	222,816	-	483,190	-
Interest and bank charges	32,562	16,203	-	32,562	-
Sales and marketing	82,093	64,203	-	82,093	-
Stock-based compensation (Note 7(c) and (d))	4,514,285	4,514,285	-	4,514,285	-

Total Expenses	5,793,894	4,969,392	-	5,793,894	-

Net Loss Before Discontinued Operations	(5,793,894)	(4,969,392)	-	(5,793,894)	-

Discontinued Operations	(402,421)	-	(888)	(1,143)	(2,614)

Net Loss for the Period	(6,196,315)	(4,969,392)	(888)	(5,795,037)	(2,614)

Other Comprehensive Loss
Foreign currency translation adjustments	(31,558)	(4,590)	-	(31,558)	-

Comprehensive Loss	(6,227,873)	(4,973,982)	(888)	(5,826,595)	(2,614)

Net Loss Per Share - Basic and Diluted		(0.12)	-	(0.14)	-

Weighted Average Shares Outstanding
(split-adjusted)		40,052,000	45,466,500	42,064,000	45,466,500

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)
	Nine Months Ended
	March 31,
	2005	2004
	$	$
Cash Flows From Operating Activities
Net loss for the period	(5,795,037)	(2,614)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,896	370
Stock-based compensation	4,514,285	-
Common stock issued for interest	32,063	-
Common stock issued for services	100,000	-
Write off of assets	924	-
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(403,111)	-
(Increase) in other assets	(25,290)	-
Increase in deferred revenue	67,000	-
Decrease in due to related party	-	7,084
(Increase) in advances and receivables	(67,384)	-
Increase in accounts payable and accrued liabilities	144,248	(5,510)
Net Cash (Used In) Operating Activities	(1,430,406)	(670)

Cash Flows To Investing Activities
Purchase of property and equipment	(12,424)	-

Net Cash To Investing Activities	(12,424)	-

Cash Flows From Financing Activities
Proceeds from notes payable	1,674,612

Net Cash Provided By Financing Activities	1,674,612	-

Effect of Exchange Rate Changes on Cash	(31,549)	-

Increase (Decrease) in Cash	200,233	(670)
Cash - Beginning of Period	692	1,362

Cash - End of Period	200,925	692

Non-Cash Financing Activities
Common stock issued for services	100,000	-
Common stock issued for settlement of notes payable and accrued interest	1,706,675	-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company's principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the "Agreement"), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock in exchange for certain assets of VisualMed Clinical Systems Corporation ("VCSC") consisting of commercial contracts, property and equipment and a suite of clinical software modules ("the modules") that are the key components of a Clinical Information System for healthcare facilities. VCSC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company will have the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VCSC has entered into similar agreements with other non-related companies. As a result of the transaction, VCSC now controls 80% of the Company. Refer to Note 5.

The Company's new business plan involves the distribution of medical software, therefore the Company, pursuant to the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. Planned principal activities have not yet begun. At March 31, 2005, the Company had working capital of $463,788 and has incurred losses of $6,196,315 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company will not be able to meet its funding commitments under the Agreement without acquiring substantial additional funding in the near future. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to VCSC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by the issue of short-term debt or the sale of common shares. Refer to Notes 7 and 10.

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

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
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

Property and equipment is stated at cost and consists of office furniture, computer hardware and software, and leasehold improvements. Amortization of office furniture is computed using the straight-line method over five years. Amortization of computer hardware and software is computed using the straight-line method over three years. Amortization of leasehold improvements will be computed on a straight-line method over five years.

e)	Long-Lived Assets

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

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

i)	Financial Instruments
The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

j)	Revenue Recognition

The Company has not generated any revenues from inception to March 31, 2005. The Company will recognize any revenue related to sales of medical software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Pursuant to SOP 97-2, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. The Company received a deposit of $67,000 on a contract entered into to provide product and services. As the Company has not provided any product or service to March 31, 2005, this amount has been recorded as deferred revenue.

k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company's only component of comprehensive income (loss) was foreign currency translation adjustments.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, AShare Based Payment@. SFAS 123R is a revision of SFAS No. 123 AAccounting for Stock-Based Compensation@, and supersedes APB Opinion No. 25, AAccounting for Stock Issued to Employees@ and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, AAccounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services@. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, AEmployers' Accounting for Employee Stock Ownership Plans@. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact of adoption of this standard on the Company's results of operations and financial position.

In December 2004, FASB issued SFAS No. 153, AExchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29@. The guidance in APB Opinion No. 29, AAccounting for Nonmonetary Transactions@, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.			Advances Receivable
			March 31,	June 30,
			2005	2004
			$	$
			(Unaudited)	(Audited)

Advances to employees			(a) 9,744	-
Due from VisualMED Clinical Systems Inc., an affiliated company			(b) 56,971
Due from VisualMED Clinical Systems Corp., an affiliated company			(b) 669	-
			67,384	-

a)			Advances to employees of $9,744 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

b)

The Company is owed $669 from its parent company, VisualMed Clinical Systems Corporation ("VCSC"). The Company is owed $56,971 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VCSC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

4.			Property and Equipment

			March 31,
			2005	June 30, 2004
		Accumulated	Net carrying value	Net carrying value
	Cost	Amortization	$	$
	$	$	(Unaudited)	(Audited)

Computer hardware	6,054	725	5,329	-
Computer software	8,424	1,136	7,288	-
Leasehold improvements	1,068	-	1,068	-
Office furniture	878	44	834	924
	16,424	1,905	14,519	924

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

5.	Asset Acquisition

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

The Company completed the Agreement by:

i)

completing a private placement of a minimum of $1,500,000 and a maximum of $4,000,000 within 90 days following the closing of the Agreement (subsequently extended to 180 days following the closing of the Agreement). The terms of the private placement consisted of a minimum of 2,000,000 units and a maximum of 5,333,333 units at a price of $0.75 per unit. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to acquire an additional share at a price of $1.25 per share for a period up to two years from the closing date of the private placement. The Company completed the private placement on March 23, 2005 by the issue of 2,275,567 units at $0.75 per unit to settle outstanding notes payable of $1,674,612 and accrued interest of $32,063.

ii)	assuming and paying up to $100,000 per month towards the ongoing operating costs of VCSC which were reimbursed to the Company from the proceeds of the private placement;

iii)

assuming up to a maximum of CDN$304,000, amounts incurred from July 1, 2004 to closing of the Agreement, to maintain the ongoing operating costs of VCSC which was repaid on the closing of the private placement;

iv)	returning to treasury and cancelling 37,500,000 split-adjusted common shares, previously issued to two directors of the Company, for no consideration;

As a result of the above transactions VCSC controlled 80% of the outstanding common shares of the Company. The acquisition was accounted for as an asset purchase in accordance with EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", as all but a de minimis amount of the fair value of the transferred assets was represented by the software modules. These modules must be modified before implementation by any potential customers. There were no prior sales by VCSC related to these modules. The transferred assets were recorded at the book value of the transferor, VCSC, as this was a related party transaction. Acquisition costs of $13,000 associated with this acquisition were expensed.

$

	Property and equipment	4,000
	Software modules	-
	Common shares of VisualMed Marketing, Inc. (an inactive company)	-
	Paid by the issue of 31,866,000 split-adjusted common shares	4,000

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

6.	Related Party Transactions/Balances

a)

The Company is indebted to a director and an officer for $711 representing expenses incurred on behalf of the Company. These amounts are included in accounts payable and are unsecured, non-interest bearing and have no specific terms of repayment.

b)

A former President of the Company is owed $12,219 at March 31, 2005 (June 30, 2004 - $12,219) for payment of expenses on behalf of the Company. This amount is included in accounts payable and is unsecured, non-interest bearing and has no specific terms of repayment.

c)

The Company is owed $669 from its parent company, VisualMed Clinical Systems Corporation ("VCSC"). The Company is owed $56,971 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VCSC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

7.	Common Stock

a)	On March 24, 2005, the Company issued 15,000 split-adjusted shares of common stock at a fair value of $37,500 for professional services rendered.

b)	On March 23, 2005, the Company issued 25,000 split-adjusted shares of common stock at a fair value of $62,500 for consulting services rendered.

c)

On March 23, 2005, the Company issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, pursuant to a private placement offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one split-adjusted share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

d)

On March 23, 2005, the Company issued 233,333 warrants as a finder's fee pursuant to a Finder's Fee Agreement dated March 21, 2005. Each warrant entitles the holder to acquire one split-adjusted share of common stock at $0.001 per share for a period of two years. The fair value of the warrants was estimated at $662,440 using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

e)	On March 23, 2005, the Company issued 160,000 split-adjusted shares of common stock by the exercise of 160,000 warrants at $0.001 per share.

f)

On October 25, 2004, the Company declared a stock dividend of one additional share of common stock for each two shares of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the stock dividend.

g)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VCSC as described in Note 5.

h)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.

VisualMED Clincial Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

8.	Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company's Chief Operating Decision Maker (CODM) as defined by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." The CODM allocates resources and assesses the performance of the Company based on the results of operations.

9.	Commitments

a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of CDN$59,340 per annum, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years.

b)

The Company entered into a Finder's Fee agreement dated March 21, 2005, for a term of 90 days. The Company agreed to issue 233,333 warrants as a finder's fee in payment for the closing of the private placement offering of 2,275,567 units described in Note 7(c). The warrants have an exercise price of $0.001 per share and expire on March 24, 2007. Upon the exercise of warrants by the private placement investors (the "Investors"), the Company will pay a cash fee of 5% of the proceeds to the Finder. Upon the exercise of the warrants by the Investors, the Company will issue a further 166,667 warrants to the Finder, or a pro rata amount if less than all warrants issued to the Investors are exercised. The Finder's warrants are exercisable at $0.001 per share and expire on March 24, 2007. On March 23, 2005, the Finder exercised 160,000 warrants to acquire 160,000 shares of common stock, and on April 15, 2005, the Finder exercised an additional 73,333 warrants to acquire 73,333 shares of common stock.

10.	Subsequent Events

a)	The Company received additional cash loans of $161,080 (Cdn$200,000) bearing interest at the rate of 10% per annum, which are repayable on demand.

b)	On April 15, 2005, the Company issued 73,333 split-adjusted shares of common stock by the exercise of 73,333 warrants at $0.001 per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Our Company incurred losses of $5,795,037 for the nine months ending March 31, 2005. This compares to $2,614 in the Prior Year period. The company discontinued its operations in mineral exploration in the previous quarter. The principal components of the loss involved one-time start-up costs that were incurred with respect to our entry in a new field of business. These were essentially: leasing new premises that could accommodate our new marketing and customer support facilities; a world-wide state-of-the-art service center was established, capable of supporting client hospitals by remote support technology, most of that expenditure being made up of salaries of newly hired employees, consultants, and software licenses. Also, as part of the new marketing effort, there was a considerable amount of effort put into presentation and hospital-specific infrastructure configurations in order to respond to major tenders and requests from potential buyers. Significant expenses equally went into hiring marketing employees and consultants. Additional expenses included travels to pursue contracts and attend conferences. The Company has been making considerable progress in building a viable sales funnel that included hospitals and regional healthcare authorities in Europe, 8 hospitals in Canada and 22 in the U.S. Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

On March 23, 2005, the Company issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, pursuant to a private placement offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one split-adjusted share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

Operating expenses for the nine months ending March 31, 2005 were $5,793,894, which included stock-based compensation of $4,514,285.

The main challenges that the company will have to meet over the next year will be to continue financing operations; focus on sales and marketing of our modules; and build strategic alliances to help us penetrate specific marketplaces in promising geographies. For financing, we expect that the warrants will be exercised within a one year period. Also, the Company is planning another private placement that would raise between $1.5 million and $2.8 million.

As for marketing, since our acquisition of the VisualMED suite of software modules, and subsequent change of our corporate name, the company has undertaken to develop a comprehensive marketing and sales strategy for its newly acquired product lines. We intend to continue building a full-fledged marketing department that can handle market survey, develop marketing tools and support the sales channel we will be building. We will continue to hire sales and marketing executives and consultants. In the next quarter (Q4), an advisory board will be formed to help the company create better marketing strategy and to help tailor our sales approach to evolving market realities. We expect this initiative will help support our sales and marketing department, bringing together experts from the medical and international business community.

Our sales effort will continue targeting regions where current legal regulations encourage the adoption of our clinical management modules. We will aggressively pursue these markets through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators.

We are significantly advanced in creating one such consortium in France that will pursue opportunities offered by new French legislation that has mandated the implementation throughout the French healthcare system of a universal Electronic Patient Record. An agreement has been reached for a first pilot implementation in one of the countries largest hospitals. In Italy, we have begun to leverage some of our local relationships into creating a sales funnel of more than six hospitals. Despite typically long sales cycle, we expect concrete results before the year end. This is a market where business potential is largely driven by the need for precise medical audits as malpractice penalties increasingly result in criminal proceedings. We are continuing to build alliances in other European markets. We will make a special effort in the Canadian market, where the federal government is preparing to legalize e-Prescriptions in an effort to contain the rising cost of drugs. Finally, we will take advantage of the construction of new state of the art hospital facilities in developing countries such as Tunisia that provide elective surgery to European patients.

Financial Condition, Liquidity and Capital Resources

At March 31, 2005 all of our Company's principal capital resources have been acquired through the issuance of our common stock and advances from our investors. Cash used in operations was $1,430,406 during the three months ended March 31, 2005.

At March 31, 2005, we had a positive working capital of $463,788 compared to a deficiency of $20,058 at June 30, 2004. We had cash on hand of $200,925 at March 31, 2005.

The Company had a net loss of $4,969,392 and $5,795,037 for the three month and nine month periods ended March 31, 2005. The Company incurred stock-based compensation of $4,514,285 during the three month period ended March 31, 2005.

At March 31, 2005, our Company's total assets were $711,229. This compares with our Company's total assets of $1,616 at June 30, 2004.

At March 31, 2005, our Company's total liabilities increased to $232,922 from $21,674 at June 30, 2004.

The Company will need to raise additional equity/debt financing to sustain operations over the next twelve months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report.

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

Revenue Recognition

The Company has not generated any revenues from inception to March 31, 2005. The Company will recognize revenue related to sales of medical software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Pursuant to SOP 97-2, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

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

PART II

ITEM 4.     SUBMISSION OF MATTER TO SHAREHOLDERS.

a)     On November 30, 2004, we changed our name from Ancona Mining Corporation to VisualMED Clinical Solutions Corporation. The vote was 21,244,000 in favor of the name change. No shares opposed the vote. There were 26,555,000 shares outstanding.

b)     On March 23, 2005 we closed a private placement of $1,706,675, and will file a form SB-2 registration statement in May 2005 regarding the subscribed shares and warrants.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2005.

VISUALMED CLINICAL SOLUTIONS CORP.
(Formerly Ancona Mining Corporation)
(Registrant)

BY:	/s/ Philippe Rainville
Philippe Rainville
Principal Financial Officer, Principal Accounting Officer and Treasurer.

BY:	/s/ Gerald Dab
Gerard Dab
Principal Executive Officer, Secretary and a member of the Board of Directors.