Form 10QSB/A
period 2004-12-31
VisualMED Clinical Solutions Corp.
filed 2005-07-20
CIK 1102942

==================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [    ]

=============================================================================================

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

We intend to target geographies were current legal regulations encourage the adoption of our clinical management modules. We will aggressively pursue these markets through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators. We will pursue early opportunities offered by new French legislation that has mandated the implementation throughout the French healthcare system of a universal Electronic Patient Record. In Italy we have begun to approach some regional healthcare authorities and will be promoting our software as a tool for medical audits as the malpractice penalties in Italy are severe. We will seek a local partner in the Netherlands to be part of that country's process of investigating clinical information systems as a solution to rising costs and preventable deaths in hospitals. VisualMED intends to vigorously pursue these opportunities as the Netherlands becomes a highly promising market. We will make a special effort in the Canadian market, where the federal government is preparing to legalize e-Prescriptions in an effort to contain the rising cost of drugs. Finally, we will take advantage of the construction of new state of the art hospital facilities in countries such as Tunisia that provide elective surgery to European patients. In order to finance operations, the Company has initiated a private placement of $4,000,000 that is expected to close in stages, the first part before the end of the second quarter 2005, the second part before the end of the third quarter 2005. The proceeds of these private placements are expected to provide sufficient liquidity to fund planned operations for the next 12 months.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004 all of our Company's principal capital resources have been acquired through the issuance of our common stock and advances from investors.

At December 31, 2004, we had a working capital deficiency of $880,480 compared to $20,982 at June 30, 2004.

At December 31, 2004, our Company's total assets were $182,519. This compares with our Company's total assets of $1,616 at June 30, 2004.

At December 31, 2004, our Company's total liabilities increased to $1,051,190 from $21,674 at June 30, 2004.

The aforementioned changes were as a result of the change of business from mineral exploration to providing clinical management solutions.

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

ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Philippe Rainville, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us is made known to them, particularly during the period in which this report is being prepared. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.     CHANGES IN SECURITIES

On October 13, 2004, we issued 31,866,000 split-adjusted restricted shares of common stock to VisualMed Clinical Systems Corporation ("VCSC") in exchange for certain assets of VCSC consisting of commercial contracts, property and equipment, a suite of clinical software modules that are the key components of a Clinical Information System for healthcare facilities, all the issued and outstanding common shares of VisualMed Marketing Inc., and other assets.

To complete the Agreement, we must:

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

ii)	assume and pay up to $100,000 per month towards the ongoing operating costs of VCSC. These amounts will be reimbursed to us from the proceeds of the private placement;

iii)

assume up to a maximum of CDN$304,000, amounts incurred from July 1, 2004 to closing of the Agreement to maintain the ongoing operating costs of VCSC. The CDN$304,000 is to be paid on the sooner of the date of closing of the private placement or January 31, 2005 (subsequently amended to be paid on the closing of the private placement);

iv)	ensure the return to treasury and cancellation of 37,500,000 split-adjusted common shares, previously issued to two of our directors for no consideration;

The 37,500,000 split-adjusted shares previously owned by two directors have been cancelled and the 31,866,000 split-adjusted restricted shares of common stock have been issued to VCSC. As a result of the above transactions VCSC controlled 80% of our outstanding common shares.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits	Description

3.2*	Amendment to the Articles of Incorporation.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

* previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of July, 2005.

VISUALMED CLINICAL SOLUTIONS CORP.
(Formerly Ancona Mining Corporation)
(Registrant)

BY:	/s/ Philippe Rainville
Philippe Rainville
Principal Financial Officer, Principal Accounting Officer and Treasurer.

BY:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and a member of the Board of Directors.