Form 10KSB
period 2005-06-30
VisualMED Clinical Solutions Corp.
filed 2005-09-29
CIK 1102942

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0436055 (I.R.S. Employer Identification No.)

1035 Laurier St. West

Suite 200

Montreal, Quebec

Canada H2V 2L1

(Address of principal executive offices) (Zip Code)

(514) 274-1115

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

42,381,400 Common Shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange

Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most recent fiscal year. None

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2005 was $24,664,190.

As of September 28, 2005, the issuer had 44,833,634 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Forward-Looking Statements and Associated Risk

Certain statements contained in this ANNUAL report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied. Such factors include but are not limited to: market and customer acceptance of and satisfaction with our products, market demand for our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing in our field; the ability to develop and launch new products in a timely fashion; government and industry regulatory environment; fluctuations in operating results, including, but not limited to, spending on research and development, spending on sales and marketing activities, spending on technical and product support; and other risks outlined in previous filings with the Securities and Exchange Commission, and in this annual report on Form 10-KSB.

The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties that cannot be quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars.

The terms “Company,” “we,” “us,” “our,” “VisualMED” and “the Registrant” refer to VisualMED Clinical Solutions Corp., a Nevada corporation, and its subsidiaries.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Company History

We were incorporated in the State of Nevada on September 7, 1999 under the name Ancona Mining Corp. (Ancona) as a mining and exploration company. After initial disappointing results from our mining exploration, we did very little business and showed very limited activity, with no profitability. On September 23, 2004, after receiving advice that our mining properties were not deemed to be economically attractive, we chose to enter the emerging field of clinical information systems and entered into an agreement, in principle, to purchase the distribution rights to a suite of clinical software modules, as well as some minor office equipment and all of the issued and outstanding common shares of VisualMED Marketing Inc., an inactive company with no revenue, from Visual Healthcare Corp. (formerly known as VisualMED Clinical Systems Corp.), a Nevada corporation (VHCC). We refer to this asset purchase transaction as the Acquisition. We consummated the Acquisition on October 13, 2004 and, in consideration for the assets purchased, we issued approximately 80% of our common stock to VHCC. As a result of the Acquisition, we have the right to exploit, commercialize, install, support and upgrade the clinical software modules purchased. Our rights to exploit, commercialize, install, support and upgrade the modules are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VHCC has entered into similar agreements with other non-related companies.

To reflect the nature of our new business, we changed our corporate name in November 2004 from Ancona Mining Corp. to VisualMED Clinical Solutions Corp. Our principal executive offices are located at 1035 Laurier Street West, Suite 200, Montreal, Quebec, Canada H2V 2L1 and our telephone number is (514) 274-1115.

About Our Controlling Stockholder

As a result of the Acquisition, VHCC owns approximately 80% of our issued and outstanding common stock. VHCC was formed in 1998 to further develop clinical information products based on Dr. Arthur Gelston’s investigations in the field. These products include software clinical management modules, electronic patient records, electronic charting, dynamic clinical notes and other medical information platforms and clinical tool sets for doctors and nurses.

Field of Operations and Corporate Mission

We are a medical information company that uses technology to assist physicians and nurses streamline the mass of patient information in a coherent and usable manner. Our clinical information systems are designed for use in hospitals, healthcare delivery organizations and regional and national healthcare authorities. Our corporate mission is to help healthcare professionals practice the best possible medicine, at the point of care.

We market cutting-edge technology solutions for healthcare institutions and authorities. These solutions are designed to save cost, time and reduce adverse drug events (ADE) that kill more than 200,000 patients per year in the United States alone. Our latest generation suite of software modules comprises a fully functional clinical information system (Clinical Information System) that includes the complete electronic medical record (Electronic Medical Record), with a core computerized physician order entry (CPOE) module. Our Clinical Information System, Electronic Medical Record and CPOE work together to reduce the cost of providing medical care, while dramatically improving the quality and efficiency of healthcare services offered by healthcare institutions.

Our Products

The VisualMED System

The VisualMED system is a suite of software modules that constitute a comprehensive, state of the art, fully functional Clinical Information System. VisualMED is an informatics tool that enables the physician to make informed diagnostic and therapeutic decisions at the point of care. The system communicates with existing legacy systems including Admissions (ADT), pharmacy, laboratory, radiology and Picture Archival and Communication Systems (PACS) through Health Language 7 (HL-7) interfaces. Through its interfaces, VisualMED captures all clinical information available on every hospitalized patient at any given moment, representing the totality of data required by the hospital clinical staff to perform their duties. Healthcare personnel are able to access information culled from a variety of different sources through this single software solution. The VisualMED system has the following functionality:

•

Electronic Medical Record. Our Electronic Medical Record system replaces paper-based activities by doctors and nurses. All patient care is prescribed and documented in an electronic media that may include wireless devices with remote access via an Internet portal. All of a patient’s medical history is securely stored in a central database for easy access by the attending healthcare professionals. The information is accessed through a series of computer workstations placed in every ward, within easy reach of the doctors and nurses responsible for those patients.

•

CPOE. The CPOE module is a method of giving patient prescriptions and other medical orders in an electronic mode. This form of automation of medical acts has many advantages, such as, the speedy transmission of orders through the hospital, and the elimination of errors due to ineligible handwriting. As a result, a CPOE module is believed to contribute to better patient safety. Furthermore, a CPOE module combined with decision support information would contribute to eliminating many common medical errors that occur on a daily basis, such as dosage errors and harmful drug interactions.

•

Clinical Decision Support. VisualMED decision support helps the physician validate their therapeutic decisions in real time while prescribing medication. This activity is supported by an extensive knowledge base containing thousands of user cases and thousands of decisional algorithms with 30 levels of decision support.

•

ADE Prevention. Our Visual MED system helps prevent ADE’s which often cause prolonged hospitalization and death. In addition, our system helps reduce medication side-effects and avoid duplication of prescriptions, lab tests and radiology exams by bringing important clinical information to the attention of the physician in real time at the point of care. Through our system, the availability of medical charts is immediate, and can be securely encrypted and transmitted worldwide via the Internet.

•

Medical Audits. The implementation of the VisualMED system in a hospital setting allows for audit of medical procedures and their outcomes. The medical audit mechanism also assures that appropriate regulatory standards are being met. The use of biometric electronic signature provides data security at the highest level.

VisualMED Modules

VisualMED modules come in four broad classes – administrative/support, nursing, clinical, and the Electronic Medical Record.

•

Administrative module. VisualADMIN is the principal administrative module. It allows users with the appropriate security rights to access screens that may be used to define and modify the basic architectural structure that defines the business rules for the CPOE for the six general order entry types – drugs, labs, IV solutions, image tests, nursing orders, and dressings – as well as special order entry types, such as sliding scales, drug tapers and transfusions. VisualADMIN creates and modifies decision support algorithms that are called at multiple levels in the order entry sequence and operate as background processes and maintains the ward/bed configuration of the institution a set of diagnoses, a custom set of system requisitions that may be required by the healthcare institution, a set of system user groups and user group rights and a set of system parameters that are used to determine the system configuration. We supply all of the content required for full function of the system at the time of installation. Our customers may modify any of the content at any time in plain language. VisualADMIN is a required module in the setting of a minimal VisualMED installation.

•

Nursing module. The VisualMED nursing module (VisualNURSE) integrates all physician/nursing clinical functions at the order entry and clinical data entry levels. VisualNURSE contains a medication administration record that is automatically generated by the VisualMED system according to a rules engine, which translates the physician’s prescription into the date-times for prescription administration. System rules are supplied by VisualMED at the time of installation and may vary for each individual clinical module. VisualNURSE also contains a plan of care and screen sets that allow for the recording and display of clinical information, including vital signs, glucometer-insulin record, input and output, and pain scale. Additional screens exist for the recording of the nursing history. The healthcare institution’s system administrator, through VisualADMIN, manages the basic structure of VisualNURSE. All of our clinical modules access VisualNURSE. VisualNURSE is a required module in the setting of a minimal VisualMED installation.

•

Clinical module. The VisualMED clinical modules broadly correspond to the individual clinical specialty of medicine of the healthcare institution or a particular division or ward of the institution, such as VisualER, VisualSurgeon, VisualPediatrics and VisualICU. All of the patients in a particular ward may all be linked to a single module or patients in a given ward may each be attached to different modules in accordance with the patient’s ailment. Each clinical module may have its own set of available drug listings, its own table of order sets and unique decision support algorithms. The look and feel of each clinical module is constant, though modules may contain unique screens, which may not be available elsewhere in the VisualMED Clinical Information System. For example, VisualER uses unique patient tracking screens; VisualICU, CCU, and ER contain unique results reporting screens. The health care institution’s system administrator, through VisualADMIN, manages the seed content of the clinical modules. At least one clinical module is required in the setting of a minimal VisualMED installation. Our system includes, as an option, a DICOM viewer embedded in the clinical signs and results reporting screens so that PACS images may be viewed directly within the clinical context of the VisualMED clinical data display screens.

•

Electronic Medical Record. All clinical modules come with a complete Electronic Medical Record which can be used by physicians, consultants, nursing staff, and paramedical staff to record their admission and progress notes in a coded, menu-driven or free-text format, depending on the preference of the individual user. Clinicians can access all data related to their patient through the Electronic Medical Record. Clinical data entered into the Electronic Medical Record is available to review for the purposes of quality assurance by the clinical staff, administration and, where law permits, may be consulted by the patient.

Installation and Implementation

Delivery of a VisualMED system to a customer consists of three broad phases: hardware installation, software implementation and training.

•

Hardware installation. Hardware may be installed by us or the customer’s technical staff according to our specific configuration. The scope of the hardware is determined by the number of beds and wards in the particular healthcare institution, as well as the institution’s physical layout.

•

Software implementation. Our VisualMED software is configured based on a healthcare institution’s responses to our implementation questionnaire. The information obtained from the questionnaire is used to create the clinical content and populate the production database. Concurrent with managing and preparing this data, HL7 interfaces to other hospital systems such as Pharmacy, Laboratory, ADT and PACS will be designed, developed and tested by VisualMED and the system suppliers.

•	Costs. Cost of implementation of a VisualMED system can vary between $2 and $20 million depending on the size of the hospital and the nature, and functionality of the selected technology.
•

Training. Training begins well in advance of the installation. VisualMED has specific training programs for physicians, nurses and other hospital staff. In large hospitals, a pre-determined number of wards will go-live every two weeks until the entire hospital is in full production. VisualMED training personnel provide on-site support 24 hours per day until the hospital staff can use the system independently.

•

Helpdesk. The VisualMED helpdesk is available to our customers 24 hours per day, seven days per week for technical and functional assistance. VisualMED has the ability to monitor and update the system from a remote location.

Independent Evaluation

The technology platform on which VisualMED modules and some of its applications are based has been evaluated by independent agencies, such as the Leapfrog Group and Five Rights Consulting. These agencies have consistently ranked our technology as one of the more complete and efficacious set of solutions in its field. The VisualMED technology was also positively evaluated after an in-depth audit for the benefit of a Canadian governmental agency by Dr. Antoine Geisbuhler, formerly of Vanderbilt University medical school and holder of the chair of medical informatics, Faculty of Medicine, University of Geneva, Switzerland.

Advertising and Brand Recognition

We have not advertised our products in any public forum or media, nor do we plan to do so. We rely on the quality of the VisualMED system, its high rating by industry analysts and the building of a successful implementation track record with our existing customers to attract potential new customers.

Marketing

We are actively developing strategic alliances with partners who offer specialized services within the healthcare industry, such as management consultants, systems integrators, major engineering firms and outsourcing companies. These include alliances with SNC Lavalin of Montreal, Qc., Imtech of Rotterdam NL, IBM, Oracle, Stratus, Citrix Systems, and HewlettPackard, First Consulting Group, Superior Consulting, and European conglomerate Groupe Thales. In addition, we intend to start selling our solution through value-added resellers such as Imtech, Engisanita, and the Ram Group.

Intellectual Property and Research and Development

We continue to improve and upgrade our system for better performance and to answer our customers’ specific needs. These development activities are often subcontracted to technical companies that specialize in these fields. All of our research and development work is proprietary to our company. During fiscal 2004, we did not incur any expenses relating to research and development. In fiscal 2005, we spent approximately $561,356 on research and development.

We do not have any patents on our system or modules. We rely on trade secrets laws, confidentiality agreements and other contractual commitments to protect our proprietary research and development efforts and intellectual property. These protections may not be adequate to protect our proprietary interests. We cannot assure you that third party competitors will not obtain access of our technical information and exploit it for their own benefit. In such event, we may not have adequate funds available to prosecute actions to protect or to defend our proprietary rights. If our proprietary interests are divulged to the public and we do not have adequate funds to prevent third parties from using these interests for their own use, we may lose our competitive advantage, which may adversely affect our financial condition.

Our Industry

Industry Overview

There are over 15,000 hospitals in western countries, including the United States and Canada, and more than 10,000 hospitals in Europe, which make up most of the potential market for VisualMED systems and other products derived from the VisualMED proprietary technology platform. According to the Leapfrog Group, relatively few American hospitals have experimented with physician-based clinical support order entry. According to the Hospital Information Management Systems Society (HIMSS) 2004 conference, less than 10% of hospitals have some form of CPOE or decision support. Management believes that between 10% to 15% of hospitals will adopt CPOE systems within the next four years.

The Healthcare Information Technology Industry – Recent Developments

Modern hospitals are under increasing pressure to address mounting evidence of major increases in hospital death due to medical errors and ADE’s. According to the March 2000 report, “To Err is Human”, released by the Washington-based Institute of Medicine, up to 100,000 Americans die each year from adverse drug reactions, half of which it considered preventable. Since 2000, evaluations of deaths from ADE’s have been as high as 200,000 in the United States, 85,000 in the England, and 23,000 in Canada.

Medical literature and recent publications from the HIMSS indicate that the introduction of Electronic Medical Record technology that would replace paper-based medical records could significantly reduce the incidence of ADE’s and help to contain rising medical costs by increasing the productivity of caregivers.

A coalition of some of America’s largest employers and healthcare purchasers helped to create the Leapfrog Group, a non-profit organization dedicated to promoting information solutions for hospitals. According to the Leapfrog Group, CPOE systems with clinical decision support are deemed to be the core component of an effective clinical information system to replace paper-based records. To date, more than 500 hospitals in the United States have registered with the Leapfrog Group, pledging to move towards the new standards set by the organization for managing healthcare through information technology.

Modernization of the healthcare system is a major part of the national agenda of most western countries. In 2004, the U.S. Department of Health and Human Services appointed its first National Health Information Technology Coordinator, Dr. David Brailer. Mr. Brailer’s duties include the execution of actions ordered by President Bush, who has called for widespread deployment of health information technology within the next ten years to realize substantial improvements in healthcare safety and efficiency. President Bush has stated that he is committed to the use of advanced software for preventing medical errors, a position he repeated during a visit to the Cleveland Clinic last year and during his 2005 State of the Union Address.

In concert with new federal initiatives, former House Speaker Newt Gingrich has laid out important markers toward an “intelligent health system for the 21st century.” These include:

•	a secure, Web-based networking infrastructure;
•	physicians, hospitals and medical personnel using interoperable Electronic Medical Records;
•	web-based electronic medical records for every American, beginning with seniors enrolled in Medicare as of January 1, 2005;
•	medicare and financial incentives to encourage doctors to adopt clinical systems and prescribe medication and treatment electronically;
•	mandatory use of Electronic Medical Records by physicians during the next 10 years; and
•

medical databases, starting with the data of people in federal health programs that can be used for outcomes research, to identify participants for clinical trials, to allow real-time reporting of medication problems and health problems to improve care, and accelerate drug development, approval and recalls.

Competition

There are several large companies that develop and bring to market other forms of electronic medical record and CPOE systems in the United States, such as Cerner Corporation, Eclipsys Corporation, IDX System Corporation, HBOC-McKesson Corporation, Epic Systems Corporation, Medical Information Technology Incorporated, Misys Healthcare Systems, and more recently such global giants as General Electric, Siemens, IBM and Bell. Management believes that our VisualMED technology offers customers a far richer integrated medical and clinical content delivered to the doctor at point of care, than any other system. In terms of high-priority functionality, VisualMED is consistently rated among the leaders in all systems of its kind, offering us a significant quality advantage when competing for contracts. In addition, VisualMED’s Clinical Information System is flexible enough that it can be installed in smaller hospitals that are far less attractive to our major competitors, and tailored to the specific needs and policies of that institution. The VisualMed system also provides a multi-lingual platform which gives us a competitive advantage in the international markets.

Due to the relatively lengthy sales cycle involved in the healthcare information technology industry, and the fact that we are significantly smaller and have less financial resources than our competitors, we face an initial disadvantage in the U.S. market. We will have to continue developing new, dynamic and flexible marketing strategies to remain competitive.

The healthcare technology industry is constantly undergoing rapid changes, with major software companies, information technology consulting service providers and system integrators, Internet start-ups, and other software companies having the potential to develop specialized healthcare systems to compete with our product. Management feels our success will hinge upon our ability to continue upgrading and improving our system in a timely fashion, using the success of existing implementations to build a steady customer base and revenue stream while continuing to offer new product lines that meet the technology needs of the market.

We are also actively developing strategic alliances with partners who offer specialized services within the healthcare industry, such as management consultants, systems integrators, major engineering firms and outsourcing companies. These include alliances with SNC Lavalin of Montreal, Qc., Imtech of Rotterdam NL, IBM, Oracle, Stratus, Citrix Systems, and Hewlett-Packard, First Consulting Group, Superior Consulting, and European conglomerate Groupe Thales.

Our Suppliers

We depend on a limited number of third parties to manufacture and supply critical components for our products and services. The infrastructure configuration required to run the VisualMED application in a hospital setting includes products from Microsoft, Oracle, HP, Stratus, Citrix Systems, Verinex Technologies, Digital Persona, IBM, APC Software, NEC and Veritas Software. If any of these third party manufacturers should cease operations or refuse to sell components to us, we may have to suspend or cease operations. We do not have long-term contracts with our suppliers. Supplier commitments are arranged on a project-by-project basis. If our suppliers do not fulfill their obligations, if they stop manufacturing and supplying components critical for our clinical solutions or if the terms for supply, including price, become commercially unreasonable, we may need to search for alternative sources for components. Our search for additional or alternate suppliers could result in significant delays to our system implementation process, added expense and hinder our ability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively and adversely affect our financial condition.

Government Regulation and Legislation

VisualMED is not required to obtain any governmental approvals to operate in the healthcare technology market. However, the current climate of healthcare information technology legislation requires that companies active in the field be constantly vigilant as new industry norms and standards are tabled and finalized. It is important that governments and healthcare authorities continue to recognize the importance of healthcare reform and the use of information systems, since there rests the impetus for change, hence a healthy, growing market. VisualMED’s products are fully compliant with industry norms established by HIPAA and federal and industry policy makers concerning functionality, programming language, transaction code set, privacy, security and medical content.

Employees

As of June 30, 2005, we had nine full-time employees, and retained five full-time consultants and one part-time consultant. Our employees are not unionized. We believe that our relationship with our employees and consultants is good.

Risk Factors Associated With Our Business

You should carefully consider the risks and uncertainties described below and the other information in this annual report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have a limited operating history.

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to mining exploration and recently to the emerging field of Clinical Information Systems. Since inception, our operation has been generating losses and we cannot give assurances that we will be successful in generating profits in the future. We are regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject to. We cannot give assurances that we will be able to raise the financing necessary to maintain our current operation. Therefore, you may lose your entire investment in us.

Our auditors have issued a going concern opinion. Therefore we may not be able to achieve our objectives and may have to suspend or cease operations.

At this time, we cannot be sure that we will be successful in our operations. Furthermore, as at June 30, 2005, our independent public accountants issued an opinion that there is substantial doubt about our ability to continue in business as a going concern without additional financing and/or generating profits.

Because we have historically incurred losses and these losses may increase in the future, we must begin generating a profit from our operations. If we do not begin generating a profit we may have to suspend or cease operations.

We have never been profitable. At June, 2005 we had working capital deficit of $49,345. If we do not obtain additional financing or begin generating revenues within the next year, we will have to reduce or suspend or operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.

We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors to fund our operations. If we are unable to fund our operations, we will cease doing business.

We have recorded no revenue from operations to date and we have incurred a cumulative loss of $6,702,729 through June 30, 2005. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, from the associated administrative costs and $402,421 from discontinued operations. We expect to incur significant operating losses and negative cash flows over the next several quarters due to the costs of expanded research and development of our products. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We are a development stage company focused on developing and implementing our VisualMed systems. We have generated negative revenue to date. Consequently, we must raise money from investors to maintain our operations. If we can’t fund our operations through product sales and investments by third parties, we will have to cease operations.

Because we depend on a limited number of third parties to manufacture and supply critical components for our products and services, if the third party manufacturer should cease operations or refuse to sell components to us, we may have to suspend or cease operations. As a result, you may lose your investment. As a result, you may lose your investment.

If our suppliers do not execute their obligations, or if they stop manufacturing and supplying components critical for our VisualMed systems, we may be not be capable of finding other suppliers to operate our business. We rely on limited suppliers for a number of key components and do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expired, if we were unable to obtain adequate quantities of components critical for our products and services, if the quality of these components was inadequate, or if the terms for supply of these components became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively. As a result, you could lose your investment. As a result, you may lose your investment.

If we cannot deliver the VisualMed systems our customers demand, we will be unable to attract customers, which will result in a loss of income and eventually a termination of our operations.

Our future success depends upon our ability to attract customers to use and acquire our VisualMed systems. We cannot assure you that we will be able to do so. If we cannot attract customers, we will not generate revenues and may have to cease or suspend operations.

Competition from companies with already established marketing links to our potential customers may adversely affect our ability to market our products.

Current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than we have. Certain of our competitors may be able to secure product from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing or inventory availability policies, than we will. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us are likely to have a materially adverse affect on our business, results of operations, financial condition and prospects.

Our parent company has significant influence over our corporate decisions.

Currently our parent company, VHCC, owns approximately 80% of our issued and outstanding common stock. As a result, VHCC is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions.

Because we do not have any patents, we rely on trade secrets, confidentiality agreements and contractual agreements, which may not be adequate to protect our proprietary interests. If our proprietary interests are divulged to the public, we may lose our competitive edge and have to cease operations.

We have not obtained patents or copyrights for our solutions. There is no assurance that third party competitors will not obtain access of our technical information and exploit it for their own benefit. In order to protect our propriety rights, we will have to obtain patents or file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney’s fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that the parties enjoined would comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future.

We may be exposed to liability claims if products based on our technologies are marketed and sold. We have liability insurance coverage in the amount of $1,000,000, however, if a judgment is rendered against us in excess of the amount of our coverage, we may have to cease operations.

If we are sued for any reason, we will have to rely on our liability insurance to pay any judgment rendered against us. If a judgment is rendered against us for any amount of money over our coverage of $1,000,000, we may have to cease operations. Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our services.

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us.

As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all.

Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses.

We have suppliers that are located outside Canada and the United States Our functional and reporting currency is the U.S. dollar. The functional currency of our subsidiary is the Canadian dollar. Fluctuations in the value of the Canadian and U.S. dollars are difficult to predict and can cause us to incur currency exchange costs which will adversely affect our financial condition. We have not engaged in any hedging activities to minimize this risk.

We must be able to respond to rapidly changing technology, services and standards in order to remain competitive.

Management feels our success will hinge upon our ability to continue upgrading and improving our system in a timely fashion, using the success of existing implementations to build a steady customer base and revenue stream while continuing to offer new product lines that meet the technology needs of the market. We cannot predict the effect new technology will have on our financial condition and results of operations.

Because the market for our common stock is limited, you may not be able to resell your shares of common stock.

There is currently a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “VMCS.” As a result, you may not be able to resell your securities in open market transactions.

Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted.

Our common stock is now, and may continue to be in the future, subject to the penny stock rules under the Exchange Act. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own real property. On November 1, 2004, we entered into a lease agreement for our corporate office. We lease 1,200 square feet of office space at 1035 Laurier St. West, Suite 200, Montreal, Quebec Canada H2V 2L1. The office is leased from Emile Saine, for an initial term of five years, which automatically renews for additional five year periods. The rent is $11,500 per month.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we may be involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. Currently, we are not a party to any material legal proceeding or litigation, whether current or threatened, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding or litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “VMCS.” Our common stock are also listed for trading on the Frankfurt and Munich Stock Exchanges and the XETRA Stock Exchange, each located in Germany, although trading in these markets is sporadic.

On June 30, 2005, the closing price of our common stock, as reported by the OTC Bulletin Board, was $2.58. As of June 30, 2005, there was a total of 42,381,400 shares of common stock issued and outstanding. Of these shares, 7,966,500 shares are freely tradable and 34,414,900 shares are restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. As of June 30, 2005, we had 22 holders of record of our common stock.

The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Quarter		High Bid	Low Bid
2005
	Fourth Quarter	$3.09	$2.10
	Third Quarter	$3.10	$1.53
	Second Quarter	$1.64	$0.62
	First Quarter	$0.62	$0.62
2004
	Fourth Quarter	$0.62	$0.62
	Third Quarter	$0.62	$0.62
	Second Quarter*	$0.62	$0.62
	First Quarter	$0.62	$0.60

______________
*

In October, 2004, we declared a stock dividend of one additional share of common stock for each two shares of common stock outstanding. The record date for the stock dividend was October 25, 2004. As of that date and following the issuance of the stock dividend, we had a total of 39,832,500 common shares issued and outstanding

Dividends

We have not declared any cash dividends in the last two fiscal years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common shares in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company of Las Vegas, NV.

Recent Sales of Unregistered Securities

Pursuant to an acquisition agreement (Acquisition Agreement) relating to the Acquisition which closed on October 13, 2004, we issued 31,866,000 (on a post-stock dividend basis) restricted shares of common stock to VHCC.

In connection with the Acquisition Agreement, we commenced a private placement on March 15, 2005 offering a minimum of 2,000,000 units and a maximum of 5,333,333 units at a price of $0.75 per unit. A unit consisted of one share of common stock and a warrant to purchase one share of common stock at a price of $1.25 per share for a period up to two years. In March 2005, we completed the private placement and issued 2,275,567 units at $0.75 per unit. We used the proceeds of this offering to repay outstanding notes payable of $1,674,612 and accrued interest of $32,063. In connection with the private placement, we issued:

•	1,321,759 common shares and 1,321,759 warrants to Capex Investments Ltd. in consideration of $991,319.25;

•	553,370 common shares and 553,370 warrants to Aton Select Fund Ltd. in consideration of $415,027.50;
•	400,438 common shares and 400,438 warrants to Asset Protection Fund Ltd. in consideration of $300,328.50;

In consideration for professional services rendered to us in connection with the private placement, we issued:

•	233,333 warrants to purchase common stock at an exercise price of $0.001 per share to Stephane Solis as a finder’s fee;
•	25,000 common shares to Claude Pellerin for professional services rendered to us; and
•	15,000 common shares to the legal firm of HPS Inc., in consideration of legal services rendered to us.

In connection with the closing of this private placement, we entered into a registration rights agreement with HPS Inc., Claude Pellerin, Stephane Solis and VHCC, pursuant to which we agreed to file a registration statement with, and use our reasonable best efforts to cause such registration statement to be declared effective by, the Securities and Exchange Commission (SEC) registering the resale of the common stock issued in the private placement and the common stock usable upon the exercise of warrants issued in the private placement.

On April 15, 2005, we issued Mr. Solis 73,333 shares of common stock upon his exercise of a portion of the warrant issued to him in connection with the private placement discussed above.

On July 19, 2005, we issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share for proceeds of $940,288 (296,138 shares of common stock to Capex Investments Ltd., 214,742 shares of common stock to Aton Select Fund Ltd. and 241,350 shares of common stock to Asset Protection Fund Ltd).

On August 26, 2005, we issued to Capex Investments Ltd. 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share for proceeds of $225,671.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

It is important to note that our business changed dramatically on October 13, 2004, when we ceased our mining and exploration activities and entered the field of developing and marketing clinical information systems. We refer to the twelve month period ended June 30, 2005, as fiscal 2005, and the twelve month period ended June 30, 2004, as fiscal 2004.

We had $348,410 of cash at June 30, 2005 and no revenue for fiscal 2005. These factors raise substantial doubt about our ability to continue as a going concern without raising significant additional capital.

We incurred losses of $6,301,451 for fiscal 2005 as compared to losses of $9,204 in fiscal 2004. The principal component of these losses was the one-time start-up costs that we incurred with respect to our entry to a new field of business following the Acquisition. These costs included the costs associated with the establishment of a world-wide, state-of-the-art service center capable of supporting our customers by remote support technology. Also, as part of the new marketing effort, there was a considerable amount of effort put into presentation and hospital-specific infrastructure configurations in order to respond to major tenders and requests from potential buyers. Significant expenses equally went into hiring marketing employees and consultants. We also incurred professional expenses, depreciation and filing fees.

Operating expenses for fiscal 2005 were $1,766,026, consisting of customer service expense of $429,010, depreciation expense of $4,156, development costs of $561,356, general and administrative expense of $687,293 and sales and marketing expenses of $83,611. We also incurred financing costs of $4,514,285.

Marketing Strategy and Plan of Operations

The main challenges that we will have to meet over the next 12 months will continue to be the funding of our operations, the sales and marketing of our modules and the conclusion of strategic alliances to help us penetrate specific marketplaces in promising geographies. Since the Acquisition, we have developed a comprehensive marketing organization that can handle market survey, develop marketing tools and support the sales funnel we have built which currently includes more than 50 potential client hospitals. We will continue to hire sales and marketing executives and consultants as our customer base continues to grow.

The services of Mr. Andre G. Nadeau, a leading marketing consultant, were retained in fiscal 2005 in order to manage our marketing operations, and to build a dynamic marketing department with the following significant early results: the full VisualMED system is slated to go live at Southwest Regional Rehabilitation Center of Battle Creek, MI, in October 2005. Southwest Regional is a small healthcare facility specializing in rehabilitation, and the contract calls for hospital-wide implementation of the VisualMED system by September 2006. Additionally, our sales funnel has expanded rapidly as the market prepares for a large scale move to information technology solutions to healthcare issues.

A new board of advisors was created in April 2005 to help us create a better marketing strategy and to help tailor our sales approach to evolving market realities. We expect this initiative will help support our sales and marketing department, bringing together experts from the medical and international business community. Among key members of the board of advisers are Mr. Andre G. Nadeau, Mr. Christian Chagnon of I.U.G.O. Ventures, one of Canada’s largest private venture capital funds, Mr. Jean Rouleau, Dean of the University of Montreal’s Faculty of Medicine, and Dr. Todd McConnell, Physician in Chief at St. Mary’s Hospital of Montreal.

In March 2005, we have also signed a cooperative agreement with engineering firm SNC Lavalin of Montreal, Canada. One of the world’s largest publicly traded engineering firms; SNC Lavalin brings expertise in project management, hospital construction and management, as well as automation. The arrangement is designed to expand the scope of our delivery capabilities.

Our general corporate strategy will be to build on recent successful implementation contracts in North America, and to work toward our short-term goal of having the full VisualMED system deployed in at least 12 hospitals by calendar year end 2006. Management is confident that a 12-hospital base would constitute a threshold for both market credibility and long-term profitability.

We intend to target markets where current legal regulations encourage the adoption of our clinical management modules. We will aggressively pursue these markets through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators. We are significantly advanced in creating one such consortium in France that will pursue opportunities offered by new French legislation that has mandated the implementation throughout the French healthcare system of a universal Electronic Medical Record. An agreement has been reached for a first pilot implementation in one of the countries largest hospitals. In Italy, we have begun to leverage some of our local relationships into creating a sales funnel of more than six hospitals. In the Netherlands, we are in negotiations with a Dutch medical supply company for a distributorship agreement. Despite typically long sales cycle, we expect concrete results before the calendar year end. We are continuing to build alliances in other European markets. We will make a special effort in the Canadian market, where the federal government is preparing to legalize e-Prescriptions in an effort to contain the rising cost of prescription drugs. Finally, we will take advantage of the construction of new state of the art hospital facilities in developing countries such as Tunisia that provide elective surgery to European patients.

In order to continue financing our operations, we are currently negotiating a private placement. The proceeds of this financing, if consummated, are expected to provide sufficient liquidity for the next 12 months. We cannot assure you that we will complete a private placement on favorable terms or at all or whether financing will be available to us from other sources in the future.

Subsequent Events

Since June 30, 2005, we have concluded an agreement to implement the full VisualMED system at Kansas Surgery Hospital of Wichita, Kansas. The implementation has begun, the hardware has been purchased and is currently being installed.

Financial Condition, Liquidity and Capital Resources

At June 30, 2005, all of our principal capital resources have been acquired through the issuance of our common stock and advances from our investors. Cash used in operations was $1,947,200 for fiscal 2005.

At June 30, 2005, we had a negative working capital of $49,345 compared to a deficiency of $20,982 at June 30, 2004. We had cash on hand of $348,410 at June 30, 2005. We had a net loss of $6,301,451 for fiscal 2005 and $9,204 for fiscal 2004. At June 30, 2005, our total assets were $908,354 as compared to $1,616 at June 30, 2004. At June 30, 2005, our total liabilities increased to $930,824 from $21,674 at June 30, 2004.

We will need to raise additional equity/debt financing to sustain operations over the next 12 months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.

We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Transactions/Balances

Our functional and reporting currency is the United States dollar. The functional currency of our subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Stock-Based Compensation

We have elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the our employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

We continually monitor timely payments and assess any collection issues. The allowance for doubtful accounts is based on our detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

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

ITEM 7.	FINANCIAL STATEMENTS.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

June 30, 2005

M A N N I N G E L L I O T T	11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

C H A R T E R E D A C C O U N T A N T S	Phone: 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors

of VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

We have audited the consolidated accompanying balance sheets of VisualMED Clinical Solutions Corp. (formerly Ancona Mining Corporation) (A Development Stage Company) as of June 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the period from September 7, 1999 (Date of Inception) to June 30, 2005 and for each of the years in the two year period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of VisualMED Clinical Solutions Corp. (A Development Stage Company) as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the period from September 1, 1999 (Date of Inception) to June 30, 2005 and for each of the years in the two year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has accumulated operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “MANNING ELLIOTT”
CHARTERED ACCOUNTANTS
Vancouver, Canada August 26, 2005

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

	June 30, 2005 $	June 30, 2004 $

Assets

Current Assets

Cash	348,410	692
Advances to related parties (Notes 3 and 8)	57,265	–
Prepaid expenses	454,777	–
Other assets	14,512	–
Total Current Assets	874,964	692

Property and Equipment (Note 4)	33,390	924
Total Assets	908,354	1,616

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	96,850	3,655
Accrued liabilities	105,350	5,800
Notes payable (Note 6)	651,865	–
Advances from related party (Note 8)	–	12,219
Current portion of capital lease obligation (Note 7)	3,244	–
Deferred revenue	67,000	–
Total Current Liabilities	924,309	21,674

Capital Lease Obligation (Note 7)	6,515	–
Total Liabilities	930,824	21,674

Commitments (Notes 1 and 11)

Stockholders’ Equity (Deficit)
Common Stock,
100,000,000 shares authorized with a par value of $0.00001;
42,381,400 and 45,466,500 shares issued and outstanding, respectively	424	455
Additional Paid-in Capital	6,687,006	380,765
Accumulated Other Comprehensive Loss	(7,171)	–
Deficit Accumulated During the Development Stage	(6,702,729)	(401,278)
Total Stockholders’ Equity (Deficit)	(22,470)	(20,058)
Total Liabilities and Stockholders’ Equity (Deficit)	908,354	1,616

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

	Accumulated from September 7, 1999 (Date of Inception) to June 30, 2005 $	For the Year Ended June 30, 2005 $	For the Year Ended June 30, 2004 $

Revenue	–	–	–

Expenses
Customer service	429,010	429,010
Depreciation	4,756	4,756
Development costs	561,356	561,356
General and administration	687,293	687,293
Sales and marketing	83,611	83,611

Total Expenses	1,766,026	1,766,026	–

Net Loss From Operations	(1,766,026)	(1,766,026)

Other Income (Expenses):
Interest expense	(39,718)	(39,718)	–
Financing costs (Note 9(d) and (e))	(4,514,285)	(4,514,285)	–
Foreign exchange gain	7,032	7,032	–
Gain on forgiveness of debt	12,689	12,689	–

Net Loss Before Discontinued Operations	(6,300,308)	(6,300,308)	–

Discontinued Operations	(402,421)	(1,143)	(9,204)

Net Loss for the Period	(6,702,729)	(6,301,451)	(9,204)

Other Comprehensive Loss
Foreign currency translation adjustments	(7,171)	(7,171)	–

Comprehensive Loss	(6,709,900)	(6,308,622)	(9,204)

Net Loss Per Share – Basic and Diluted		(0.15)	–

Weighted Average Shares Outstanding (split-adjusted)		42,140,000	45,467,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

	Accumulated from September 7, 1999 (Date of Inception) to June 30, 2005 $	For the Year Ended June 30, 2005 $	For the Year Ended June 30, 2004 $
Cash Flows From Operating Activities Net loss	(6,702,729)	(6,301,451)	(9,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,298	4,756	493
Stock-based compensation	4,786,508	4,514,285	–
Common stock issued for interest	32,063	32,063	–
Common stock issued for services	81,250	81,250	–
Write off of assets	3,568	924	1,312
Gain on settlement of debt	(12,689)	(12,689)	–
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(454,777)	(454,777)	–
(Increase) in other assets	(14,512)	(14,512)	411
Increase in deferred revenue	67,000	67,000	–
Decrease in due to related party	12,822	470	7,684
(Increase) in advances and receivables	(57,265)	(57,265)	–
Increase in accounts payable and accrued liabilities	202,201	192,746	(1,366)
Net Cash (Used In) Operating Activities	(2,050,262)	(1,947,200)	(670)
Cash Flows To Investing Activities Purchase of property and equipment	(27,987)	(25,521)	–
Net Cash To Investing Activities	(27,987)	(25,521)	–
Cash Flows From Financing Activities
Proceeds from the sale of common stock	106,220	–	–
Proceeds from notes payable	2,326,476	2,326,476	–
Net Cash Provided By Financing Activities	2,432,696	2,326,476	–
Effect of Exchange Rate Changes on Cash	(6,037)	(6,037)	–
Increase (Decrease) in Cash	348,410	347,718	(670)
Cash – Beginning of Period	–	692	1,362
Cash – End of Period	348,410	348,410	692
Non-Cash Financing Activities
Common stock issued in settlement of advances	133	–	–
Common stock issued for mining claims	2,644	–	–
Common stock issued for services	372,223	100,000	–
Common stock issued for settlement of notes payable and accrued interest, net	1,687,925	1,687,925	–
Common stock issued for property & equipment	4,000	4,000	–
Warrants issued for financing services	662,440	662,440	–
Capital lease obligation recognized for assets under capital lease	10,520	10,520	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

(expressed in U.S. dollars)

					Deficit
	Common Stock (Note 9(g))		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated During the Development Stage	Total

	Number	Amount
	#	$	$	$	$	$
Balance – September 7, 1999 (Date of Inception)	–	–	–	–	–	–
Issuance of common stock for services, mining claims and payment of advances at $.011 per share	37,500,000	375	274,625	–	–	275,000
Net loss	–	–	–	–	(294,522)	(294,522)
Balance – June 30, 2000	37,500,000	375	274,625		(294,522)	(19,522)
Issuance of common stock for cash at $0.02 per share	7,966,500	80	106,140	–	–	106,220
Net loss	–	–	–	–	(38,069)	(38,069)
Balance – June 30, 2001	45,466,500	455	380,765		(332,591)	48,629
Net loss	–	–	–	–	(41,281)	(41,281)
Balance – June 30, 2002	45,466,500	455	380,765		(373,872)	7,348
Net loss	–	–	–	–	(18,202)	(18,202)
Balance – June 30, 2003	45,466,500	455	380,765		(392,074)	(10,854)
Net loss	–	–	–	–	(9,204)	(9,204)
Balance – June 30, 2004	45,466,500	455	380,765	–	(401,278)	(20,058)
Return and cancellation of common stock	(37,500,000)	(375)	375	–	–	–
Issue of common stock for acquisition of assets from VisualMED Clinical Solutions Corporation	31,866,000	319	3,681	–	–	4,000
Issue of common stock for cash at $0.75 per share, net of financing costs of $18,750	2,275,567	23	1,687,902	–	–	1,687,925
Issue of common stock for services at $2.50 per share	40,000	–	100,000	–	–	100,000
Issue of common stock by exercise of cashless warrants at $0.001 per share	233,333	2	(2)	–	–	–
Stock-based compensation	–	–	4,514,285	–	–	4,514,285
Foreign currency translation adjustment	–	–	–	(7,171)	–	(7,171)
Net loss	–	–	–	–	(6,301,451)	(6,301,451)
Balance – June 30, 2005	42,381,400	424	6,687,006	(7,171)	(6,702,729)	(22,470)

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the “Agreement”), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock to VisualMed Healthcare Corporation (“VHCC”) in exchange for certain assets of VHCC consisting of property and equipment and a suite of clinical software modules (“the modules”) that are the key components of a Clinical Information System for healthcare facilities. VHCC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company will have the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VHCC has entered into similar agreements with other non-related companies. As a result of the transaction, VHCC controlled 80% of the Company. Refer to Note 5.

The Company’s new business plan involves the distribution of medical software, therefore the Company, pursuant to the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. Planned principal activities have not yet begun. At June 30, 2005, the Company had a working capital deficiency of $49,345 and has incurred losses of $6,702,729 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will not be able to meet its funding commitments under the Agreement without acquiring substantial additional funding in the near future. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to VHCC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by the issue of short-term debt or the sale of common shares. Refer to Notes 6 and 13.

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly-owned subsidiary, VisualMed Clinical Systems Marketing Inc., a company incorporated and based in Quebec, Canada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is June 30.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

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

Property and equipment is stated at cost, less accumulated amortization, and consists of office furniture, computer hardware and software, leasehold improvements and assets under capital lease. Amortization of office furniture is computed using the straight-line method over five years. Amortization of computer hardware and software is computed using the straight-line method over three years. Amortization of leasehold improvements is computed on a straight-line method over five years. Amortization of assets under capital lease is computed using the straight-line method over the term of the lease.

e)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

f)	Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar. The functional currency of the Company’s subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

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

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

i)	Financial Instruments

The carrying value of cash, accounts payable, advances to related parties, and notes payable approximate fair value due to the relatively short maturity of these instruments.

j)	Revenue Recognition

The Company has not generated any revenues from inception to June 30, 2005. The Company will recognize any revenue related to sales of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. The Company received a deposit of $67,000 on a contract entered into to provide product and services. As the Company has not provided any product or service to June 30, 2005, this amount has been recorded as deferred revenue. Incremental direct costs related to contract acquisition and origination which result in deferred revenue are expensed as incurred.

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

m)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

3.	Advances to Related Parties

			June 30, 2005 $	June 30, 2004 $

Due from VisualMED Clinical Systems Corp., an affiliated company	(a	)	664	–
Due from VisualMED Clinical Systems Inc., an affiliated company	(b	)	56,601	–
			57,265	–
a)

The Company is owed $664 from its parent company, VisualMed Healthcare Corporation (“VHCC”). This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

b)

The Company is owed $56,601 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VHCC. This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

4.	Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2005 Net carrying value $	June 30, 2004 Net carrying value $

Computer hardware	9,787	1,373	8,414	–
Computer software	8,344	1,821	6,523	–
Office furniture	11,390	736	10,654	924
Leasehold improvements	8,673	874	7,799	–
	38,194	4,804	33,390	924

Assets under capital lease are included in office furniture with a cost of $10,520. During the year ended June 30, 2005, the Company recognized amortization of assets under capital lease of $649 (June 30, 2004 – $nil).

5.	Asset Acquisition

Pursuant to an Agreement dated September 23, 2004, which closed on October 13, 2004, the Company issued 31,866,000 split-adjusted restricted shares of common stock to VisualMed Healthcare Corporation (“VHCC”) in exchange for certain assets of VHCC consisting of property and equipment, a suite of clinical software modules that are the key components of a Clinical Information System for healthcare facilities, all the issued and outstanding common shares of VisualMed Marketing Inc., and other assets.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

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

ii)	assuming and paying up to $100,000 per month towards the ongoing operating costs of VHCC which were reimbursed to the Company from the proceeds of the private placement;
iii)

assuming up to a maximum of CDN$304,000, incurred by VHCC from July 1, 2004 to closing of the Agreement, to maintain the ongoing operating costs of VHCC which were repaid on the closing of the private placement;

iv)	returning to treasury and canceling 37,500,000 split-adjusted common shares, previously issued to two former directors of the Company, for no consideration;

The 37,500,000 split-adjusted shares previously owned by two directors were cancelled and the 31,866,000 split-adjusted restricted shares of common stock were issued to VHCC. As a result of the above transactions VHCC controlled 80% of the outstanding common shares of the Company. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, as all but a de minimis amount of the fair value of the transferred assets is represented by the software modules. These modules must be modified before implementation by any potential customers. There were no prior sales by VHCC related to these modules. The transferred assets have been recorded at the book value of the transferor, VHCC, as this is a related party transaction. Acquisition costs of $13,000 associated with this acquisition have been expensed.

Property and equipment	$4,000
Software modules	–
Common shares of VisualMed Marketing, Inc. (an inactive company)	–
Paid by the issue of 31,866,000 split-adjusted common shares	$4,000

6.	Notes Payable

In addition to the notes payable issued as described in Note 5(i), the Company issued notes payable for cash proceeds of $646,405, which remain outstanding and which bear interest at 10% per annum. These amounts are unsecured, and are repayable on demand. At June 30, 2005, interest of $5,460 has been accrued.

7.	Capital Lease Obligation

During the year ended June 30, 2005, the Company entered into a leasing arrangement involving office furniture and equipment. The lease is for a three year term and requires monthly payments of $340 (CDN $417) per month.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of June 30, 2005.

$
2006	4,073
2007	4,073
2008	3,055
Total minimum lease payments	11,201
Less: Amounts representing interest	(1,442)
Present value of net minimum lease payments	9,759
Current portion of obligations under capital leases	(3,244)
Long-term obligations under capital leases	6,515
8.	Related Party Transactions/Balances
a)

The Company is indebted to a director and an officer for $9,230, representing expenses incurred on behalf of the Company. These amounts are included in accounts payable and are unsecured, non-interest bearing and have no specific terms of repayment.

b)

The Company is owed $664 from its parent company, VisualMed Healthcare Corporation (“VHCC”). The Company is owed $56,601 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VHCC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

c)	During the year ended June 30, 2005, the Company incurred $45,000 in management fees paid to its parent company VHCC.
d)

At June 30, 2004, the former President of the Company was owed $12,219 for expenses incurred on behalf of the Company. During the year ended June 30, 2005, the former President incurred an additional $470 on behalf of the Company. The balance owing of $12,689 was forgiven and is included in the statement of operations for the year ended June 30, 2005.

9.	Common Stock
a)	On April 15, 2005, the Company issued 73,333 split-adjusted shares of common stock upon the exercise of 73,333 warrants at $0.001 per share.
b)	On March 24, 2005, the Company issued 15,000 split-adjusted shares of common stock at a fair value of $37,500 for professional services rendered.
c)	On March 23, 2005, the Company issued 25,000 split-adjusted shares of common stock at a fair value of $62,500 for consulting services rendered.

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

d)

On March 23, 2005, the Company issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, pursuant to a private placement offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one split-adjusted share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model and is included as financing costs on the statement of operations. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

e)

On March 23, 2005, the Company issued 233,333 warrants as a finder’s fee pursuant to a Finder’s Fee Agreement dated March 21, 2005. Each warrant entitles the holder to acquire one split-adjusted share of common stock at $0.001 per share for a period of two years. The fair value of the warrants was estimated at $662,440 using the Black-Scholes pricing model and is included as financing costs on the statement of operations. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

f)	The Company issued 233,333 split-adjusted shares of common stock by the exercise of 233,333 warrants at $0.001 per share.
g)

On October 25, 2004, the Company declared a stock dividend of one additional share of common stock for each two shares of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the stock dividend.

h)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VHCC as described in Note 5.
i)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.
j)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price $
Balance, June 30, 2004	–	–
Issued	2,508,900	1.13
Exercised	(233,333)	0.001
Outstanding, June 30, 2005	2,275,567	1.25

At June 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
2,275,567	$1.25	March 23, 2007

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

10.	Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

11.	Commitments
a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $64,100 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the year ended June 30, 2005, the Company incurred rent expense of $39,055. Future payments for the next five years are as follows:

2006	$52,400
2007	$64,100
2008	$64,100
2009	$62,100
2010	$17,500
$260,200

b)

The Company entered into a Finder’s Fee agreement dated March 21, 2005, for a term of 90 days. The Company agreed to issue 233,333 warrants as a finder’s fee in payment for the closing of the private placement offering of 2,275,567 units described in Note 7(c). The warrants have an exercise price of $0.001 per share and expire on March 24, 2007. Upon the exercise of warrants by the private placement investors (the “Investors”), the Company will pay a cash fee of 5% of the proceeds to the Finder. Upon the exercise of the warrants by the Investors, the Company will issue a further 166,667 warrants to the Finder, or a pro rata amount if less than all warrants issued to the Investors are exercised. The Finder’s warrants are exercisable at $0.001 per share and expire on March 24, 2007. The Finder exercised 233,333 warrants to acquire 233,333 shares of common stock.

12.	Income Taxes

At January 31, 2005, the Company had net operating losses for U.S. federal income tax purposes of $1,199,000, which begin expiring in fiscal 2019, and non-capital losses for Canadian income tax purposes of $577,000, which begin expiring in fiscal 2012. When the future utilization of some portion of the losses carried forward is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. For the periods ended June 30, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $594,000 and $2,000, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States
Statutory federal income tax rate	37.6%	35.0%
Change in valuation allowance	(37.6%)	(35.0%)
Total income tax expense	–	–

VisualMED Clinical Solutions Corp.

(formerly Ancona Mining Corporation)

(A Development Stage Company)

Consolidated Notes to Financial Statements

(expressed in U.S. dollars)

The deferred tax liabilities and assets as at June 30, 2005 were as follows:

	Canada $	United States $
Deferred tax assets
- Net operating losses carried forward	217,000	466,000
- Less valuation allowance	(217,000)	(466,000)
Net deferred tax asset and liability	–	–

The deferred tax liabilities and assets as at June 30, 2004 were as follows:

	Canada $	United States $
Deferred tax assets
- Net operating losses carried forward	–	42,000
- Less valuation allowance	–	(42,000)
Net deferred tax asset and liability	–	–

13.	Subsequent Events
a)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share for proceeds of $940,288.
b)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share for proceeds of $225,671.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Philippe Rainville, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of June 30, 2005:

Name	Age	Position Held

Gerard Dab	57	Chief Executive Officer, Secretary and Director
Arthur Gelston MD	56	President, Chief Science Officer and Director
Barry Scharf	60	Chief Operating Officer and Vice President of Client Services
Philippe Rainville	44	Chief Financial Officer, Treasurer and Principal Accounting Officer
Jayne H. Kirby	47	Vice President of Finance
Michel Maksud	47	Vice President of Technology
Philippe Panzini	40	Director
Louis J. Lombardo	61	Director

As part of our change in business in October 2004, Hugh Grenfal, Jr. and Sergei Stetsenko resigned as officers and directors of our company.

Gerard Dab has been our Chairman and Chief Executive Officer and a director of our company since October 2004. Mr. Dab holds an Honors BA and an MA from McGill University. After an academic career and serving as an executive with advertising company Foote, Cone & Belding of Chicago, he served as president of Productions Publi-Cité Inc. of Montreal, a film and television finance company, from November 1982 to June 1992. From June 1992 to April 1998, Mr. Dab was executive producer of “Finance,” a weekly television program on Canada’s TVA network of VHCC. From July 1998 to September 2004, Mr. Dab was President and Secretary, and since November 1999, he has been Chairman of the Board, Chief Executive Officer and a director of VHCC.

Arthur Gelston, M.D. has been our President, Chief Science Officer and a director of our company since October 2004. Dr. Gelston holds an M.D. degree from Cornell University, Ithaca, New York and is a Fellow of Johns Hopkins University, Baltimore and a Fellow of the Royal College of Physicians (Canada). Dr. Gelston is also an adjunct Professor of Medicine in the Department of Internal Medicine and was formerly Senior Physician of internal medicine, at the McGill University Health Center in Montreal, Canada. From July 1988 to January 1999,

Dr. Gelston served as the Director of Medical Clinics of the Department of Medicine and was until that date a senior physician at Montreal’s Royal Victoria Hospital. From July 1998 to December 2003, Dr. Gelston served as VHCC’s chief architect and, since 2000, Dr. Gelston has been President, Chief Science Officer and a director of VHCC.

Barry Scharf has been our Chief Operating Officer and Vice President of Client Services since October 2004. From January 2002 to October 2004, Mr. Scharf was VHCC’s Vice President of Clinical Services. From January 2001 to December 2001, Mr. Scharf was Vice President of Client Services at Medicool Health Systems Inc. located in Montreal, Quebec. Since January 1993, Mr. Scharf has been President of the Board of Directors of Terre des Hommes Canada, a registered Canadian charity.

Philippe Rainville has been our Chief Financial Officer, Treasurer and Principal Accounting Officer since November 2004. Mr. Rainville holds a B.Com from McGill University and is a valid member of the Canadian Institute of Chartered Accountants. From 1984 to 1988, Mr. Rainville worked for Coopers & Lybrand as a financial auditor specializing in forensic accounting. From 1989 to 1991, Mr. Rainville worked as a financial analyst successively for Provigo Inc., and Pepsi-Cola Canada. In 1991 Mr. Rainville joined Molson Breweries as Director of Financial Planning. Mr. Rainville spent 13 years with Molson, serving various financial management functions and spent much of his tenure restructuring IT systems and evaluating business software applications. From 2001 - 2004, Mr. Rainville was Vice-President Finance and Planning for Molson’s Quebec/Atlantic Region.

Jayne H. Kirby has been our Vice President of Finance and Controller since October 2004. From January 1999 to September 2004, Ms. Kirby was the Controller of VHCC. Prior to 1999, Ms. Kirby was a cash flow analyst at the head office of Royal Trust in Toronto, and then an international portfolio auditor for State Street Quebec, in Montreal.

Michel Maksud has served as our Vice President of Technology since October 2004. Since July 2000, Mr. Maksud has been Chief Software Architect of Medicool Health Systems Inc. conducting research and development in the field of healthcare information technology. From December 1990 to July 2000, Mr. Maksud was the Vice President of Research and Development and Chief Software Architect of Purkinje, a healthcare information technology company located in Montreal, Quebec.

Philippe Panzini has been a director of our company since October 2004. From March 1989 through September 1991, Mr. Panzini was a marketing executive with Softimage Inc. of Montreal, Canada, a company in 3-D computer graphic technology. From September 1991 to February 1999 he worked at Discreet Logic, a computer imaging technology company based in Montreal, Canada, and served as its Chief Technology Officer. In 1998, Mr. Panzini received an Academy Award from the Academy of Motion Picture Arts and Sciences for his contribution to the film industry in the field of digital imaging. From February 1999 to January 2000, Mr. Panzini worked as a software architect for Behaviour Inc. an entertainment company based in Montreal, Canada. From February 2000 to December 2002, Mr. Panzini was a marketing executive with VHCC. Since December 2002, Mr. Panzini has been an imaging software manager with Apple Computers of Cupertino, California. Mr. Panzini was a director of VHCC from 1999 to 2003.

Louis J. Lombardo has been a director of our company since October 2004. Mr. Lombardo served as Executive Vice President, Client Service Delivery, for American Express Travel Related Services Company of New York, New York, a financial and travel service company, from 1985 to 1998. Since 1998, he has served as President of Lombardo Consulting, L.P., a privately held management and operational consulting firm. Mr. Lombardo holds a B.S. from City College, New York, New York, and a M.B.A. from New York University. Mr. Lombardo was a director of VHCC from 2000 to 2003.

All directors of the company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Committees and Meetings

During fiscal 2005, our Board of Directors held three meetings. We presently do not have a compensation committee or nominating committees. However, our Board of Directors is considering establishing these committees during the current fiscal year. Currently, our Board of Directors makes the decisions regarding compensation and director nominations. We have an audit committee and disclosure committee.

Audit Committee; Audit Committee Financial Expert

Our audit committee consists of Philippe Panzini and Louis J. Lombardo. We do not currently have an audit committee financial expert as defined under rule 401(e) of Regulation S-B because until recently, we had only limited financial operations, and the cost of retaining an independent financial expert would not have been justified. However, in light of recent developments in our business and in the market in which we operate, we are currently in the process of searching for a suitable financial expert. We have adopted an Audit Committee Charter, which is an exhibit to this annual report on Form 10-KSB.

Disclosure Committee

Our disclosure committee consists of Gerard Dab, Barry Scharf and Michel Dab, an independent consultant to us. The disclosure committee was established to ensure that all material information about our company and our business is properly disclosed in a timely manner. We have adopted a Disclosure Committee Chare, which is an exhibit to this annual report on Form 10-KSB.

Code of Ethics

We have adopted a Code of Ethics for our executive officers, which is filed as an exhibit to this Annual Report. Any person may obtain a copy of our Code of Ethics, without charge, by writing to our corporate offices at 1035 Laurier St. West, Suite 200, Montreal, Quebec Canada H2V 2L1; Attn: Secretary.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (collectively, Reporting Persons) to file reports of ownership and changes in ownership of our securities with the SEC. Reporting Persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended June 30, 2005, all the Reporting Persons complied with all applicable filing requirements, except that a Form 4 relating to a transaction by each of Philippe Rainville and Jane Kirby was filed late, and a Form 3 by Barry Scharf was filed late and Arthur Gelston MD and Louis J. Lombardo have not filed a Form 3.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

	Annual Compensation				Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Gerard Dab CEO, Secretary & Director	2005	$150,638	–	–	–	–	–	–

Arthur Gelston President, Chief Science Officer and Director	2005	–	–	–	–	–	–	–

Barry Scharf COO and Vice-President Client Services	2005	130,552	–	–	–	130,000	–	–

Philippe Rainville CFO, Treasurer, Principal Accounting Officer	2005	–	–	–	–	100,000	–	–

Jayne H. Kirby Vice-President Finance	2005	86,365	–	–	–	100,000	–	–

Michel Maksud Vice-President Technology	2005	–	–	–	–	–	–	–

Philippe Panzini Director	2005	–	–	–	–	–	–	–

Louis J. Lombardo Director	2005	–	–	–	–	–	–	–

______________________________

Employment Agreements

Gerard Dab

We have an employment agreement with Gerard Dab dated as of October 25, 2004, pursuant to which Mr. Dab serves as our Chief Executive Officer. The agreement terminates on October 25, 2009, unless earlier terminated pursuant to the terms of the agreement. The agreement provides for a base salary of not less than CDN$187,500 for each year of the employment term. In addition, under the agreement, Mr. Dab is entitled to (1) receive an annual cash bonus, as determined by our board of directors, of up to 25% of his base salary per year, based on our company attaining certain performance goals, (2) receive a bonus of CDN$50,000 upon our company reaching an aggregate of $10 million in sales and (3) participate in any employee benefit plans, such as health insurance, life insurance and reimbursement for business related expenses, we offer to other employees of our company. The agreement provides that Mr. Dab’s employment may be terminated at the election of the board of directors upon his disability or for serious reason (as defined in the agreement).

Barry Scharf

We have an employment agreement with Barry Scharf dated as of October 25, 2004, pursuant to which Mr. Scharf serves as our Chief Operating Officer and Vice President Client Services. The agreement terminates on October 25, 2009, unless earlier terminated pursuant to the terms of the agreement. Mr. Scharf is responsible for supervising day-to-day activities relating to sales, marketing, product development, customer service procurement and all matters of commercial contracts. The agreement provides for a base salary of not less than CDN$162,000 for each year of the employment term. In addition, under the agreement, Mr. Scharf is entitled to (1) receive an annual cash bonus, as determined by our board of directors, of up to 25% of his base salary per year, based on the Company attaining certain performance goals, (2) receive a bonus of CDN$50,000 upon our company reaching an aggregate of $10 million in sales, (3) receive a bonus of $5,000 for each successful implementation of the VisualMED system and (4) participate in our employee benefit plans, such as health insurance, life insurance and reimbursement for business related expenses, we offer to other employees of our company. The agreement provides that Mr. Scharf’s employment may be terminated at the election of the board of directors upon his disability or for serious reason (as defined in the agreement).

Jayne H. Kirby

We have an employment agreement with Jayne H. Kirby dated as of October 25, 2004, pursuant to which Ms. Kirby serves as our Vice President Finance. The agreement terminates on October 25, 2009, unless earlier terminated pursuant to the terms of the agreement. Ms. Kirby is responsible for supervising all of our company’s financial transactions, budgets, financial statements and audits. The agreement provides for a base salary of not less than CDN$107,500 for each year of the employment term. In addition, under the agreement, Ms. Kirby is entitled to (1) receive an annual cash bonus, as determined by our board of directors, of up to 25% of her base salary per year, (2) receive a bonus of CDN$50,000 upon our company reaching an aggregate of $10 million in sales, and (3) participate in our employee benefit plans, such as health insurance, life insurance and reimbursement for business related expenses, we offer to other employees of our company. The agreement provides that Ms. Kirby’s employment may be terminated at the election of the board of directors upon her disability or for serious reason (as defined in the agreement).

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. The company has not granted any options to purchase our common stock. VHCC has granted Barry Scharf, Jayne H. Kirby and Philippe Rainville a right to purchase shares of our common stock held by VHCC (see Note 5 to Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.)

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

We do intend to pay our directors for their work as board members with a yearly honorarium not to exceed 25,000. We do intend to grant our directors options for serving on our board of directors. For fiscal 2005, we have not determined the compensation that we may grant our directors.

Indemnification

Under our articles of incorporation and bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our common stock as of September 26, 2005, by:

•	each person known by us to beneficially own more than 5% of any class of common stock;
•	each director and each executive officer named in the Summary Compensation Table; and
•	all named executive officers and directors as a group.

Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

Name and Address(1)(2)	Number of Shares	Percent of Shares(%)(3)
Gerard Dab(4)	—	—
Arthur Gelston(4)	—	—
Barry Scharf(5)	130,000	*
Michel Maksud	—	—
Jayne H. Kirby(5)	100,000	*
Philippe Rainville(5)	100,000	*
Louis J. Lombardo	—	—
Philippe Panzini	—	—
All named executive officers and directors as a group	—	—
VisualMED Clinical Systems Corp.(6)	31,866,000	71.1%
______________
*	less than 1%.
(1)

The address of all directors and executive officers in this table, unless otherwise specified, is c/o VisualMED Clinical Solutions Corp., 1035 Laurier St. West, Suite 200, Montreal, Quebec Canada H2V 2L1.

(2)

As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(3)

The percent of class is based on 42,381,400 shares of common stock issued and outstanding as of September 26, 2005 and warrants to purchase 2,442,234 shares of our common stock that are exercisable within 60 days of such date.

(4)

Mr. Dab and Dr. Gelston may be deemed to beneficially own the 31,866,000 shares owned by VHCC as a result of their position as director of, and their respective equity interest in, that company (See Note 5 below). Each of these individuals disclaim beneficial ownership of these shares.

(5)

Barry Scharf, Jayne H. Kirby and Philippe Rainville have the right to purchase 130,000, 1000,000 and 100,000, shares, respectively, of our common stock held by VHCC, pursuant to a call right agreement between each of these individuals and VHCC at a price of $0.49 per share. These rights are immediately exercisable and terminate on October 27, 2009.

(6)

The address of VHCC is 790 Rockland, Outremont, Quebec Canada H2V 2Z6. Gerard Dab owns 21,819,624 preferred exchangeable shares of VHCC, which are convertible into 6,545,877 common shares of VHCC or 13.3% of its total outstanding shares. Art Gelston, MD owns 20,138,800 preferred exchangeable shares of VHCC, which are convertible into 6,041,640 shares of VHCC or 11.8% of its total outstanding shares. Philippe Panzini owns 1,430, 215 common shares of VHCC or 2.9% of its total outstanding shares. Louis J. Lombardo owns 348,579 common shares of VHCC or 0.7% of its total outstanding shares. Jayne H. Kirby owns 593,615 common shares of VHCC or 1.2% of its total outstanding shares. Barry Scharf owns 737,428 common shares of VHCC or 1.5% of its total outstanding shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

VHCC owns approximately 80% of our issued and outstanding common stock. As a result, VHCC is able to significantly influence matters requiring approval of our stockholders, including the election of directors and the determination of significant corporate actions.

ITEM 13.	EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 22, 2005).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

10.1

Finders Agreement dated March 21, 2005, by and between Stephane Solis and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.2

Memorandum of a Consultant Agreement dated March 7, 2005, by and between Claude Pellerin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.3

Common Stock Purchase Agreement, dated as of March 24, 2005, by and among the Company and Capex Investments Ltd., Asset Protection Fund Ltd. and Aton Select Fund Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.4

Registration Rights Agreement dated as of March 24, 2005, by and among the Company and HPS Inc., Claude Pellerin, Stephane Solis and VHCC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.5

Warrant dated March 23, 2005 by the Company in favor of Capex Investments Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.6

Warrant dated March 24, 2005 by the Company in favor of Asset Protection Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.7

Warrant dated March 24, 2005 by the Company in favor of Aton Select Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.8

Acquisition Agreement dated September 23, 2004, between the Company and VHCC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2004).

10.9	Employment Agreement, dated as of October 25, 2004, by and between Gerard Dab and the Company.*

10.10	Employment Agreement, dated as of October 25, 2004, by and between Barry Scharf and the Company.*

10.11	Employment Agreement, dated as of October 25, 2004, by and between Jayne Kirby and the Company.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

23.1	Consent of Manning Elliott, chartered accountants.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

99.2	Disclosure Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

10.9	Employment Agreement, dated as of October 25, 2004, by and between Gerard Dab and the Company.*

10.10	Employment Agreement, dated as of October 25, 2004, by and between Barry Schraf and the Company.*

10.11	Employment Agreement, dated as of October 25, 2004, by and between Jayne Kirby and the Company.*

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 13 of Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for professional audit services rendered by Manning Elliot for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for such periods and fees billed for other services rendered by Manning Elliot for such periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Fiscal Year Ended June 30, 2004	Fiscal Year Ended June 30, 2005
	($ in thousands)
Annual audit fees(1)	$3,725	$19,000
Audit related fees(2)	—	13,775
Tax fees(3)	—	—
All other fees(4)
Total fees for services	$3,725	$32,775
______________
(1)

Annual audit fees for the audit of the consolidated financial statements included in our annual report on Form 10-KSB and the review of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Audit related fees are the fees for assurance related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the annual audit fees.

(3)	Tax fees are the fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
(4)

All other fees are the fees for products and services other than those in the above three categories. This category includes fees for documentation assistance services related to internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September 2005.

VISUALMED CLINICAL SOLUTIONS CORP. (Registrant)
By:	/s/ Gerard Dab
Gerard Dab Principal Executive Officer, Secretary and a member of the Board of Directors

                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Gerard Dab	Principal Executive Officer, Secretary and a member of the Board of Directors	September 29, 2005
Gerard Dab

/s/ Arthur Gelston MD	President, Chief Science Officer and a member of the Board of Directors	September 29, 2005
Arthur Gelston MD

/s/ Philippe Rainville	Principal Financial Officer, Principal Accounting Officer and Treasurer	September 29, 2005
Philippe Rainville

/s/ Jayne H. Kirby	Vice President of Finance	September 29, 2005
Jayne H. Kirby

/s/ Louis J. Lombardo	A member of the Board of Directors	September 29, 2005
Louis J. Lombardo

/s/ Philippe Panzini	A member of the Board of Directors	September 29, 2005
Philippe Panzini

Exhibits	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 22, 2005).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

10.1

Finders Agreement dated March 21, 2005, by and between Stephane Solis and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.2

Memorandum of a Consultant Agreement dated March 7, 2005, by and between Claude Pellerin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.3

Common Stock Purchase Agreement, dated as of March 24, 2005, by and among the Company and Capex Investments Ltd., Asset Protection Fund Ltd. and Aton Select Fund Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.4

Registration Rights Agreement dated as of March 24, 2005, by and among the Company and HPS Inc., Claude Pellerin, Stephane Solis and VHCC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.5

Warrant dated March 23, 2005 by the Company in favor of Capex Investments Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.6

Warrant dated March 24, 2005 by the Company in favor of Asset Protection Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.7

Warrant dated March 24, 2005 by the Company in favor of Aton Select Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.8

Acquisition Agreement dated September 23, 2004, between the Company and VHCC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2004).

10.9	Employment Agreement, dated as of October 25, 2004, by and between Gerard Dab and the Company.*

10.10	Employment Agreement, dated as of October 25, 2004, by and between Barry Scharf and the Company.*

10.11	Employment Agreement, dated as of October 25, 2004, by and between Jayne Kirby and the Company.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

23.1	Consent of Manning Elliott, chartered accountants.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

99.2	Disclosure Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 13 of Form 10-KSB.