Form 10QSB
period 2005-09-30
VisualMED Clinical Solutions Corp.
filed 2005-11-10
CIK 1102942

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended – September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________

Commission file number: 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0436055 (IRS Employer Identification Number)

1035 Laurier Street West

Montreal, Quebec

Canada H2V 2L1

(Address of principal executive offices)

(514) 274-1115

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2005, the issuer had 43,719,971 outstanding shares of common stock.

_____________________

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

September 30, 2005

Index

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Consolidated Notes to the Financial Statements	5

ii

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

	September 30, 2005 $	June 30, 2005 $
	(unaudited)	(audited)
Assets

Current Assets

Cash	539,843	348,410
Advances to related parties (Notes 4 and 6)	64,910	57,265
Prepaid expenses	452,963	454,777
Inventory	73,936	–
Other assets	31,844	14,512
Total Current Assets	1,163,496	874,964

Property and Equipment (Note 3)	45,625	33,390
Total Assets	1,209,121	908,354

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	93,815	96,850
Accrued liabilities	128,278	105,350
Notes payable	–	651,865
Current portion of capital lease obligation (Note 5)	3,489	3,244
Deferred revenue	114,250	67,000
Total Current Liabilities	339,832	924,309

Capital Lease Obligation (Note 5)	5,757	6,515
Total Liabilities	345,589	930,824

Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)
Common Stock,
100,000,000 shares authorized with a par value of $0.00001; 43,514,187 and 42,381,400 shares issued and outstanding, respectively	435	424
Additional Paid-in Capital	8,102,979	6,687,006
Accumulated Other Comprehensive Loss	(5,835)	(7,171)
Deficit Accumulated During the Development Stage	(7,234,047)	(6,702,729)
Total Stockholders’ Equity (Deficit)	863,532	(22,470)
Total Liabilities and Stockholders’ Equity (Deficit)	1,209,121	908,354

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to September 30, 2005 $	For the Three Months Ended September 30, 2005 $	For the Three Months Ended September 30, 2004 $
Revenue	–	–	–

Expenses
Customer service	530,463	101,453	–
Depreciation	7,748	2,992	–
Development costs	778,733	217,377	–
General and administration	868,012	180,719	–
Sales and marketing	129,811	46,200	–

Total Expenses	2,314,767	548,741	–

Net Loss From Operations	(2,314,767)	(548,741)

Other Income (Expenses):
Interest expense	(39,718)	–	–
Financing costs (Note 7(g) and (h))	(4,514,285)	–	–
Foreign exchange gain	24,455	17,423	–
Gain on forgiveness of debt	12,689	–	–

Net Loss Before Discontinued Operations	(6,831,626)	(531,318)	–

Discontinued Operations	(402,421)	–	(1,143)

Net Loss for the Period	(7,234,047)	(531,318)	(1,143)

Other Comprehensive Loss
Foreign currency translation adjustments	(5,835)	1,136	–

Comprehensive Loss	(7,239,882)	(530,182)	(1,143)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding (split-adjusted)		42,855,000	45,466,500

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to September 30, 2005 $	For the Three Months Ended September 30, 2005 $	For the Three Months Ended September 30, 2004 $
Operating Activities
Net loss	(7,234,047)	(531,318)	(1,143)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,290	2,992	123
Stock-based compensation	4,786,508	–	–
Common stock issued for interest	32,063	–	–
Common stock issued for services	81,250	–	–
Write off of assets	3,568	–	–
Gain on foreign exchange	(15,196)	(15,196)	–
Gain on settlement of debt	(12,689)	–	–
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(452,625)	2,152	–
(Increase) in inventory	(73,936)	(73,936)	–
(Increase) in other assets	(31,171)	(16,659)	–
Increase in deferred revenue	114,250	47,250	–
Decrease in due to related party	12,822	–	750
(Increase) in advances and receivables	(63,249)	(5,984)	–
Increase in accounts payable and accrued liabilities	216,245	14,044	200
Net Used In Operating Activities	(2,626,917)	(576,655)	(70)
Investing Activities
Purchase of property and equipment	(41,097)	(13,110)	–
Net Cash Used In Investing Activities	(41,097)	(13,110)	–
Financing Activities
Proceeds from the sale of common stock	356,245	250,025	–
Proceeds from notes payable	2,855,766	529,290	–
Net Cash Provided By Financing Activities	3,212,011	779,315	–
Effect of Exchange Rate Changes on Cash	(4,154)	1,883	–
Increase (Decrease) in Cash	539,843	191,433	(70)
Cash – Beginning of Period	–	348,410	692
Cash – End of Period	539,843	539,843	622

Non-Cash Financing Activities
Common stock issued in settlement of advances	133	–	–
Common stock issued for mining claims	2,644	–	–
Common stock issued for services	372,223	–	–
Common stock issued for settlement of notes payable and accrued interest, net	2,853,884	1,165,959	–
Common stock issued for property & equipment	4,000	–	–
Warrants issued for financing services	662,440	–	–
Capital lease obligation recognized for assets under capital lease	10,520	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to September 30, 2005 $	For the Three Months Ended September 30, 2005 $	For the Three Months Ended September 30, 2004 $

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral properties representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s original business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the “Agreement”), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock to Visual Healthcare Corporation (“VHCC”) in exchange for certain assets of VHCC consisting of property and equipment and a suite of clinical software modules (“the modules”) that are the key components of a Clinical Information System for healthcare facilities. VHCC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company has the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VHCC has entered into exclusivity agreements with other non-related companies. As a result of the transaction, VHCC controlled 80% of the Company.

The Company’s new business plan involves the distribution of medical software, and the Company, in connection with the closing of the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. Planned principal activities have not yet begun. At September 30, 2005, the Company had working capital of $823,664 and had incurred losses of $7,234,047 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will not be able to meet its funding commitments under the Agreement without acquiring substantial additional funding in the near future. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to VHCC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by the issue of short-term debt or the sale of common shares. Refer to Note 7.

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly-owned subsidiary, VisualMed Clinical Systems Marketing Inc., a company incorporated and based in Quebec, Canada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is June 30.

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

j)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts and is recorded at the lower of cost or market value.

k)	Revenue Recognition

The Company has not earned any revenues from inception to September 30, 2005. The Company will recognize any revenue related to sales of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received deposits of $114,250 on contracts entered into to provide product and services, which has been recorded as deferred revenue at September 30, 2005. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred.

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

m)	Income Taxes

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

n)	Recent Accounting Pronouncements

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

VisualMED Clinical Solutions Corp.

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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2005 Net carrying value $	June 30, 2005 Net carrying value $
			(unaudited)	(unaudited)
Computer hardware	21,847	2,818	19,029	8,414
Computer software	10,666	2,371	8,295	6,523
Office furniture	12,049	1,483	10,566	10,654
Leasehold improvements	9,175	1,440	7,735	7,799
	53,737	8,112	45,625	33,390

Assets under capital lease are included in office furniture with a cost of $11,129. During the period ended September 30, 2005, the Company recognized amortization of assets under capital lease of $686 (June 30, 2005 – $649).

4.	Advances to Related Parties

	September 30, 2005 $ (unaudited)	June 30, 2005 $ (unaudited)
Advances to employees (a)	5,385	–
Due from Visual Healthcare Corporation, an affiliated company (b)	688	664
Due from VisualMED Clinical Systems Inc., an affiliated company (c)	58,837	56,601
	64,910	57,265
a)	Advances to employees of $5,385 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.
b)

The Company is owed $688 from its parent company, Visual Healthcare Corporation (“VHCC”). This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

c)

The Company is owed $58,837 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VHCC. This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

5.	Capital Lease Obligation

During the year ended June 30, 2005, the Company entered into a leasing arrangement involving office furniture and equipment. The lease is for a three year term and requires monthly payments of $360 (CDN $417) per month.

The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of September 30, 2005.

$
2006	3,314
2007	4,073
2008	3,055
Total minimum lease payments	10,442
Less: Amounts representing interest	(1,196)
Present value of net minimum lease payments	9,246
Current portion of obligations under capital leases	(3,489)
Long-term obligations under capital leases	5,757

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

6.	Related Party Transactions/Balances

The Company is indebted to a director and officers for $28,612, representing expenses incurred on behalf of the Company. These amounts are included in accounts payable and are unsecured, non-interest bearing and have no specific terms of repayment.

7.	Common Stock
a)	On September 6, 2005, the Company issued 200,020 shares of common stock upon the exercise of 200,020 warrants at $1.25 per share for proceeds of $250,025.
b)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share for proceeds of $225,671, which was offset against notes payable.
c)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share for proceeds of $940,288, which was offset against notes payable.
d)	On April 15, 2005, the Company issued 73,333 split-adjusted shares of common stock upon the exercise of 73,333 warrants at $0.001 per share.
e)	On March 24, 2005, the Company issued 15,000 split-adjusted shares of common stock at a fair value of $37,500 for professional services rendered.
f)	On March 23, 2005, the Company issued 25,000 split-adjusted shares of common stock at a fair value of $62,500 for consulting services rendered.
g)	On March 23, 2005, the Company issued 160,000 split-adjusted shares of common stock by the exercise of 160,000 warrants at $0.001 per share.
h)

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

i)

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

j)

On October 25, 2004, the Company declared a stock dividend of one additional share of common stock for each two shares of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the stock dividend.

VisualMED Clinical Solutions Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

k)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VHCC.
l)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.
m)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price $
Balance, June 30, 2005	2,275,567	1.25
Issued	–	–
Exercised	(1,132,787)	1.25
Outstanding, September 30, 2005	1,142,780	1.25

At September 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,142,780	$1.25	March 23, 2007

8.	Segment Disclosures

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
a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $67,800 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the period ended September 30, 2005, the Company incurred rent expense of $12,348. Future payments for the next five fiscal years are as follows:

2006	$52,400
2007	$64,100
2008	$64,100
2009	$62,100
2010	$17,500
$260,200
b)

The Company entered into a Finder’s Fee agreement dated March 21, 2005, for a term of 90 days. The Company agreed to issue 233,333 warrants as a finder’s fee in payment for the closing of the private placement offering of 2,275,567 units described in Note 7(h). The warrants have an exercise price of $0.001 per share and expire on March 24, 2007. Upon the exercise of warrants by the private placement investors (the “Investors”), the Company will pay a cash fee of 5% of the proceeds to the Finder. Upon the exercise of the warrants by the Investors, the Company will issue a further 166,667 warrants to the Finder, or a pro rata amount if less than all warrants issued to the Investors are exercised. The Finder’s warrants are exercisable at $0.001 per share and expire on March 24, 2007. The Finder exercised 233,333 warrants to acquire 233,333 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incurred losses of $531,318 for the three months ending September 30, 2005. This compares to $1,143 in the comparable prior year period. We discontinued our operations in mineral exploration in the previous year. The principal components of the loss involved the following:

•	continuing development of our expanding marketing and customer support facilities;
•	operating and maintaining our world-wide state-of-the-art service center capable of supporting client hospitals by remote support technology;
•	newly hired employees and consultants, and increased travel expenses as our business grows in the United States and overseas, and as we continue to pursue contracts and attend industry conferences;
•	software licenses;
•	costs related to the implementation of the VisualMED system at the Southwest Regional Rehabilitation Center in Battle Creek, Michigan;
•	expenses related to presentations and hospital-specific infrastructure configurations in order to respond to major tenders and requests for proposals from potential buyers; and
•	costs related to direct sales approach and first contact with potential client hospitals, from a growing sales funnel comprising over 70 hospitals worldwide.
•	Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

On March 23, 2005, we issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, pursuant to a private placement offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

Pursuant to the above-mentioned private placement, we received proceeds from warrants exercised from time to time. For the period ending September 30, 2005, 1,132,787 warrants were exercised for total proceeds of $1,415,984.

Operating expenses for the three months ending September 30, 2005 were $548,741.

The main challenges that we may have over the next year will be to continue financing operations; continue building our base of client hospitals and healthcare facilities, marketing of our modules; and concluding strategic alliances to help us penetrate specific marketplaces in promising geographies. We are in the process forming a fully staffed, 24-7 help desk for customer support. We expect to hire project managers to handle the anticipated growing need for implementation and on-site technical support. The continued exercise of warrants, combined with anticipated initial and recurring revenue from current clients, will provide some liquidity. We are exploring numerous options with respect to further financing.

We continue to implement our marketing and sales strategy for the VisualMED system, and other product lines in development. We intend to continue to hire sales and marketing executives and consultants as our business grows. Our sales effort will continue targeting regions where current legal regulations encourage the adoption of our clinical management modules. We are aggressively pursuing these markets through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators.

We are currently involved in full system implementations at hospitals in Michigan and Kansas, and departmental implementations at the Montreal Jewish General Hospital. We are also in negotiations with several hospital management groups in Italy and France for the implementation of our clinical management modules, and are responding to requests for proposals from hospitals in Canada, France and the United Sates.

Financial Condition, Liquidity and Capital Resources

At September 30, 2005 all of our principal capital resources have been acquired through the issuance of our common stock and advances from our investors. Cash used in operations was $576,655 during the three months ended September 30, 2005.

At September 30, 2005, we had a positive working capital of $823,664 compared to a working capital deficiency of $22,002 at September 30, 2004, and working capital deficiency of $49,345 at June 30, 2005. We had cash on hand of $539,843 at September 30, 2005.

We had a net loss of $531,318 and $1,143 for the three month periods ended September 30, 2005 and 2004, respectively.

At September 30, 2005, our total assets were $1,209,121, as compared to total assets of $1,423 at September 30, 2004, and $908,354 at June 30, 2005.

At September 30, 2005, our total liabilities were $345,589, as compared to total liabilities of $22,624 at September 30, 2004, and $930,824 at June 30, 2005.

We will need to raise additional equity and/or debt financing to sustain operations over the next twelve months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report that was included in our Form 10-KSB for the fiscal year ended June 30, 2005.

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

Foreign Currency Transactions/Balances

Our functional and reporting currency is the United States dollar. The functional currency of the Company’s subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Revenue Recognition

We have not generated any revenues from inception to September 30, 2005. We will recognize revenue related to sales of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Any allowance for doubtful accounts will be based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10–QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied. Such factors include but are not limited to: market and customer acceptance of and satisfaction with our products, market demand for our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing in our field; the ability to develop and launch new products in a timely fashion; government and industry regulatory environment; fluctuations in operating results, including, but not limited to, spending on research and development, spending on sales and marketing activities, spending on technical and product support; and other risks outlined in previous filings with the Securities and Exchange Commission, and in this annual report on Form 10-QSB. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties that cannot be quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. The terms “Company,” “we,” “us,” “our,” “VisualMED” and “the Registrant” refer to VisualMED Clinical Solutions Corp., a Nevada corporation, and its subsidiaries. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our limited operating history;
•	Our auditors have issued a going concern opinion. Therefore we may not be able to achieve our objectives and may have to suspend or cease operations;
•

Because we have historically incurred losses and these losses may increase in the future, we must begin generating a profit from our operations. If we do not begin generating a profit we may have to suspend or cease operations;

•

We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors to fund our operations. If we are unable to fund our operations, we will cease doing business;

•

Because we depend on a limited number of third parties to manufacture and supply critical components for our products and services, if a third party manufacturer should cease operations or refuse to sell components to us, we may have to suspend or cease operations;

•	If we cannot deliver the VisualMed systems our customers demand, we will be unable to attract customers, which would likely result in a loss of income and eventually a termination of our operations;
•	Competition from companies with already established marketing links to our potential customers may adversely affect our ability to market our products;
•	Our parent company has significant influence over our corporate decisions;
•

Because we do not have any patents, we rely on trade secrets, confidentiality agreements and contractual agreements, which may not be adequate to protect our proprietary interests. If our proprietary interests are divulged to the public, our operations may be adversely impacted and we may have to cease operations;

•

We may be exposed to liability claims if products based on our technologies are marketed and sold. We have liability insurance coverage in the amount of $1,000,000, however, if a judgment is rendered against us in excess of the amount of our coverage, we may have to cease operations;

•	Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us;
•	Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses;
•	We must be able to respond to rapidly changing technology, services and standards in order to remain competitive;
•	Because the market for our common stock is limited, our investors may not be able to resell their shares of common stock;
•	Because our common stock is subject to penny stock rules, the liquidity of investments may be restricted.
ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Philippe Rainville, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. Currently, we are not a party to any material legal proceeding or litigation, whether current or threatened, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding or litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, we issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share for proceeds of $940,288 (296,138 shares of common stock to Capex Investments Ltd., 214,742 shares of common stock to Aton Select Fund Ltd. and 241,350 shares of common stock to Asset Protection Fund Ltd). The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

On August 26, 2005, we issued to Capex Investments Ltd. 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share for proceeds of $225,671. The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

On September 6, 2005 we issued to Capex Investments Ltd. 200,020 shares of common stock upon the exercise of 200,020 warrants at $1.25 per share for proceeds of $250,025. The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Description
	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).
	3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).
	3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2005.

VISUALMED CLINICAL SOLUTIONS CORP. (Registrant)
By:	/s/ Gerard Dab
Gerard Dab Principal Executive Officer, Secretary and a member of the Board of Directors

Exhibits	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).
3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).