Form 10KSB/A
period 2005-06-30
VisualMED Clinical Solutions Corp.
filed 2006-02-15
CIK 1102942

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Explanatory Note

This Amendment on Form 10-KSB/A (“Amendment No. 1”) is being filed to amend and restate in its entirety Part II, Item 6 and Item 7 of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 of VisualMed Clinical Solutions Corp. as initially filed with the Securities and Exchange Commission on filed on September 29, 2005 (the “Original 10-KSB”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-KSB, and does not reflect events occurring after the filing of the Original 10-KSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-KSB.

i

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

At June 30, 2005, we had pre-paid expenses of $454,777. This amount consisted of a partial pre-payment of property taxes in the amount of $5,836, payment of a retainer for legal services to Hovington Pellerin Inc. in the amount of $21,007 and an advance in the amount of $427,934 to Medicool Health Systems Inc., an unaffiliated company and key supplier of technical services to us (Medicool). The advance to Medicool was made to ensure that a series of strategic technical services that Medicool was contracted to provide us would be available in a timely fashion by affording Medicool the resources to maintain a staff of technical specialists required to make certain modifications to our products. As a result of having the benefit of Medicool’s services, we should be able to better, and more efficiently, customize our products and respond to particular client needs (including at their initial requests for proposals) which may have a positive impact on our financial condition and future result of operations.

1

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

2

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

3

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

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10–KSB/A constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied. Such factors include but are not limited to: market and customer acceptance of and satisfaction with our products, market demand for our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing in our field; the ability to develop and launch new products in a timely fashion; government and industry regulatory environment; fluctuations in operating results, including, but not limited to, spending on research and development, spending on sales and marketing activities, spending on technical and product support; and other risks outlined in previous filings with the Securities and Exchange Commission, and in this annual report on Form 10-KSB/A. The words “believe,” “expect,” “anticipate,” “may,” “intend” and “plan” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties that cannot be quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. The terms “Company,” “we,” “us,” “our,” “VisualMED” and “the Registrant” refer to VisualMED Clinical Solutions Corp., a Nevada corporation, and its subsidiaries. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

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

4

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)

June 30, 2005

11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

Phone: 604. 714. 3600 Fax: 604. 714. 3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VisualMED Clinical Solutions Corp. (formerly Ancona Mining Corporation) (A Development Stage Company) as of June 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the period from September 7, 1999 (Date of Inception) to June 30, 2005 and for each of the years in the two year period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 26, 2005

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30, 2005 $	June 30, 2004 $

Assets

Current Assets

Cash	348,410	692
Advances to related parties (Notes 3 and 8)	57,265	—
Prepaid expenses	454,777	—
Other assets	14,512	—

Total Current Assets	874,964	692

Property and Equipment (Note 4)	33,390	924

Total Assets	908,354	1,616

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	96,850	3,655
Accrued liabilities	105,350	5,800
Notes payable (Note 6)	651,865	—
Advances from related party (Note 8)	—	12,219
Current portion of capital lease obligation (Note 7)	3,244	—
Deferred revenue	67,000	—

Total Current Liabilities	924,309	21,674

Capital Lease Obligation (Note 7)	6,515	—

Total Liabilities	930,824	21,674

Commitments (Notes 1 and 11)

Stockholders’ Equity (Deficit)
Common Stock,
100,000,000 shares authorized with a par value of $0.00001;
42,381,400 and 45,466,500 shares issued and outstanding, respectively	424	455
Additional Paid-in Capital	6,687,006	380,765
Accumulated Other Comprehensive Loss	(7,171)	—
Deficit Accumulated During the Development Stage	(6,702,729)	(401,278)

Total Stockholders’ Equity (Deficit)	(22,470)	(20,058)

Total Liabilities and Stockholders’ Equity (Deficit)	908,354	1,616

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Accumulated from September 7, 1999 (Date of Inception) to June 30, 2005 $	For the Year Ended June 30, 2005 $	For the Year Ended June 30, 2004 $

Revenue	—	—	—

Expenses
Customer service	429,010	429,010	—
Depreciation	4,756	4,756	—
Development costs	561,356	561,356	—
General and administration	687,293	687,293	—
Sales and marketing	83,611	83,611	—

Total Expenses	1,766,026	1,766,026	—

Net Loss From Operations	(1,766,026)	(1,766,026)

Other Income (Expenses):
Interest expense	(39,718)	(39,718)	—
Financing costs (Note 9(d) and (e))	(4,514,285)	(4,514,285)	—
Foreign exchange gain	7,032	7,032	—
Gain on forgiveness of debt	12,689	12,689	—

Net Loss Before Discontinued Operations	(6,300,308)	(6,300,308)	—

Discontinued Operations	(402,421)	(1,143)	(9,204)

Net Loss for the Period	(6,702,729)	(6,301,451)	(9,204)

Other Comprehensive Loss
Foreign currency translation adjustments	(7,171)	(7,171)	—

Comprehensive Loss	(6,709,900)	(6,308,622)	(9,204)

Net Loss Per Share – Basic and Diluted		(0.15)	—

Weighted Average Shares Outstanding (split-adjusted)		42,140,000	45,467,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from September 7, 1999 (Date of Inception) to June 30, 2005 $	For the Year Ended June 30, 2005 $	For the Year Ended June 30, 2004 $
Cash Flows From Operating Activities
Net loss	(6,702,729)	(6,301,451)	(9,204)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,298	4,756	493
Stock-based compensation	4,786,508	4,514,285	—
Common stock issued for interest	32,063	32,063	—
Common stock issued for services	81,250	81,250	—
Write off of assets	3,568	924	1,312
Gain on settlement of debt	(12,689)	(12,689)	—
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(454,777)	(454,777)	—
(Increase) in other assets	(14,512)	(14,512)	411
Increase in deferred revenue	67,000	67,000	—
Decrease in due to related party	12,822	470	7,684
(Increase) in advances and receivables	(57,265)	(57,265)	—
Increase in accounts payable and accrued liabilities	207,661	198,206	(1,366)

Net Cash (Used In) Operating Activities	(2,044,802)	(1,941,740)	(670)

Cash Flows To Investing Activities
Purchase of property and equipment	(27,987)	(25,521)	—

Net Cash To Investing Activities	(27,987)	(25,521)	—

Cash Flows From Financing Activities
Proceeds from the sale of common stock	106,220	—	—
Proceeds from notes payable	2,321,016	2,321,016	—

Net Cash Provided By Financing Activities	2,427,236	2,321,016	—

Effect of Exchange Rate Changes on Cash	(6,037)	(6,037)	—

Increase (Decrease) in Cash	348,410	347,718	(670)
Cash – Beginning of Period	—	692	1,362

Cash – End of Period	348,410	348,410	692

Non-Cash Financing Activities
Common stock issued in settlement of advances	133	—	—
Common stock issued for mining claims	2,644	—	—
Common stock issued for services	372,223	100,000	—
Common stock issued for settlement of notes payable and accrued interest, net	1,687,925	1,687,925	—
Common stock issued for property & equipment	4,000	4,000	—
Warrants issued for financing services	662,440	662,440	—
Capital lease obligation recognized for assets under capital lease	10,520	10,520	—

Supplemental Disclosures
Interest paid	—	—	—
Income taxes paid	—	—	—

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from September 7, 1999 (Date of Inception) to June 30, 2005
(expressed in U.S. dollars)

			Additional Paid-In Capital $	Accumulated Other Comprehensive Loss $	Deficit Accumulated During the Development Stage $	Total $
	Common Stock (Note 9(g))

	Number #	Amount $

Balance – September 7, 1999 (Date of Inception)	—	—	—	—	—	—

Issuance of common stock for services, mining claims and payment of advances at $.011 per share	37,500,000	375	274,625	—	—	275,000

Net loss	—	—	—	—	(294,522)	(294,522)

Balance – June 30, 2000	37,500,000	375	274,625		(294,522)	(19,522)

Issuance of common stock for cash at $0.02 per share	7,966,500	80	106,140	—	—	106,220

Net loss	—	—	—	—	(38,069)	(38,069)

Balance – June 30, 2001	45,466,500	455	380,765		(332,591)	48,629

Net loss	—	—	—	—	(41,281)	(41,281)

Balance – June 30, 2002	45,466,500	455	380,765		(373,872)	7,348

Net loss	—	—	—	—	(18,202)	(18,202)

Balance – June 30, 2003	45,466,500	455	380,765		(392,074)	(10,854)

Net loss	—	—	—	—	(9,204)	(9,204)

Balance – June 30, 2004	45,466,500	455	380,765	—	(401,278)	(20,058)

Return and cancellation of common stock	(37,500,000)	(375)	375	—	—	—

Issue of common stock for acquisition of assets from VisualMED Clinical Solutions Corporation	31,866,000	319	3,681	—	—	4,000

Issue of common stock for settlement of notes payable and accrued interest at $0.75 per share, net of financing costs of $18,750	2,275,567	23	1,687,902	—	—	1,687,925

Issue of common stock for services at $2.50 per share	40,000	—	100,000	—	—	100,000

Issue of common stock by exercise of cashless warrants at $0.001 per share	233,333	2	(2)	—	—	—

Stock-based compensation	—	—	4,514,285	—	—	4,514,285

Foreign currency translation adjustment	—	—	—	(7,171)	—	(7,171)

Net loss	—	—	—	—	(6,301,451)	(6,301,451)

Balance – June 30, 2005	42,381,400	424	6,687,006	(7,171)	(6,702,729)	(22,470)

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the “Agreement”), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock to VisualMed Clinical Systems Corporation (“VCSC”) in exchange for certain assets of VCSC consisting of property and equipment and a suite of clinical software modules (“the modules”) that are the key components of a Clinical Information System for healthcare facilities. VCSC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company will have the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VCSC has entered into similar agreements with other non-related companies. As a result of the transaction, VCSC controlled 80% of the Company. Refer to Note 5.

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

VisualMED Clinical Solutions Corp.
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

VisualMED Clinical Solutions Corp.
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

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

m)	Recent Accounting Pronouncements (continued)

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

3.	Advances to Related Parties

			June 30, 2005 $	June 30, 2004 $

Due from VisualMED Clinical Systems Corp., an affiliated company	(a	)	664	—
Due from VisualMED Clinical Systems Inc., an affiliated company	(b	)	56,601	—

			57,265	—

a)

The Company is owed $664 from its parent company, VisualMed Clinical Systems Corporation (“VCSC”). This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

b)

The Company is owed $56,601 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VCSC. This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.	Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2005 Net carrying value $	June 30, 2004 Net carrying value $

Computer hardware	9,787	1,373	8,414	—
Computer software	8,344	1,821	6,523	—
Office furniture	11,390	736	10,654	924
Leasehold improvements	8,673	874	7,799	—

	38,194	4,804	33,390	924

Assets under capital lease are included in office furniture with a cost of $10,520. During the year ended June 30, 2005, the Company recognized amortization of assets under capital lease of $649 (June 30, 2004 – $nil).

5.	Asset Acquisition

Pursuant to an Agreement dated September 23, 2004, which closed on October 13, 2004, the Company issued 31,866,000 split-adjusted restricted shares of common stock to VisualMed Clinical Systems Corporation (“VCSC”) in exchange for certain assets of VCSC consisting of property and equipment, a suite of clinical software modules that are the key components of a Clinical Information System for healthcare facilities, all the issued and outstanding common shares of VisualMed Marketing Inc., and other assets.

The Company completed the Agreement by:

i)

completing a private placement of a minimum of $1,500,000 and a maximum of $4,000,000 within 90 days following the closing of the Agreement (subsequently extended to 180 days following the closing of the Agreement). The terms of the private placement consisted of a minimum of 2,000,000 units and a maximum of 5,333,333 units at a price of $0.75 per unit. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to acquire an additional share at a price of $1.25 per share for a period up to two years from the closing date of the private placement. The Company completed the private placement on March 23, 2005 by the issue of 2,275,567 units at $0.75 per unit to settle outstanding notes payable of $1,674,612 and accrued interest of $32,063;

	ii)	assuming and paying up to $100,000 per month towards the ongoing operating costs of VCSC which were reimbursed to the Company from the proceeds of the private placement;

iii)

assuming up to a maximum of CDN$304,000, incurred by VCSC from July 1, 2004 to closing of the Agreement, to maintain the ongoing operating costs of VCSC which were repaid on the closing of the private placement;

	iv)	returning to treasury and cancelling 37,500,000 split-adjusted common shares, previously issued to two former directors of the Company, for no consideration.

The 37,500,000 split-adjusted shares previously owned by two directors were cancelled and the 31,866,000 split-adjusted restricted shares of common stock were issued to VCSC. As a result of the above transactions VCSC controlled 80% of the outstanding common shares of the Company. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, as all but a de minimis amount of the fair value of the transferred assets is represented by the software modules. These modules must be modified before implementation by any potential customers. There were no prior sales by VCSC related to these modules. The transferred assets have been recorded at the book value of the transferor, VCSC, as this is a related party transaction. Acquisition costs of $13,000 associated with this acquisition have been expensed.

$

Property and equipment	4,000
Software modules	—
Common shares of VisualMed Marketing, Inc. (an inactive company)	—

Paid by the issue of 31,866,000 split-adjusted common shares	4,000

VisualMED Clinical Solutions Corp.
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

b)

The Company is owed $664 from its parent company, VisualMed Clinical Systems Corporation (“VCSC”). The Company is owed $56,601 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VCSC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

c)	During the year ended June 30, 2005, the Company incurred $45,000 in management fees paid to its parent company, VisualMed Clinical Systems Corporation (“VCSC”).

d)

At June 30, 2004, the former President of the Company was owed $12,219 for expenses incurred on behalf of the Company. During the year ended June 30, 2005, the former President incurred an additional $470 on behalf of the Company. The balance owing of $12,689 was forgiven and is included in the statement of operations for the year ended June 30, 2005.

VisualMED Clinical Solutions Corp.
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

d)

On March 23, 2005, the Company issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, consisting of settlement of notes payable of $1,674,612 and accrued interest of $32,063, pursuant to a private placement offering. The Company incurred financing costs of $18,750 associated with this offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one split-adjusted share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model and is included as financing costs on the statement of operations. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

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

h)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VCSC as described in Note 5.

i)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.

j)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price $

Balance, June 30, 2004	—	—
Issued	2,508,900	1.13
Exercised	(233,333)	0.001

Outstanding, June 30, 2005	2,275,567	1.25

          At June 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

2,275,567	$1.25	March 23, 2007

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	37.6%	35.0%
Change in valuation allowance	(37.6%)	(35.0%)

Total income tax expense	—	—

VisualMED Clinical Solutions Corp.
(formerly Ancona Mining Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.	Income Taxes (continued)

The deferred tax liabilities and assets as at June 30, 2005 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating losses carried forward	217,000	466,000
- Less valuation allowance	(217,000)	(466,000)

Net deferred tax asset and liability	—	—

The deferred tax liabilities and assets as at June 30, 2004 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating losses carried forward	—	42,000
- Less valuation allowance	—	(42,000)

Net deferred tax asset and liability	—	—

13.	Subsequent Events

a)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share for proceeds of $940,288.

b)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share for proceeds of $225,671.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2006.

VISUALMED CLINICAL SOLUTIONS CORP. (Registrant)
By:	/s/ Gerard Dab
Gerard Dab Principal Executive Officer, Secretary and a member of the Board of Directors

                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Gerard Dab	Principal Executive Officer, Secretary and a member of the Board of Directors	February 14, 2006
Gerard Dab

President, Chief Science Officer and a member of the Board of Directors
Arthur Gelston MD

/s/ Philippe Rainville	Principal Financial Officer, Principal Accounting Officer and Treasurer	February 14, 2006
Philippe Rainville

/s/ Jayne H. Kirby	Vice President of Finance	February 14, 2006
Jayne H. Kirby

/s/ Louis J. Lombardo	A member of the Board of Directors	February 14, 2006
Louis J. Lombardo

/s/ Philippe Panzini	A member of the Board of Directors	February 14, 2006
Philippe Panzini

Exhibits	Description

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).