Form 10QSB/A
period 2005-09-30
VisualMED Clinical Solutions Corp.
filed 2006-02-15
CIK 1102942

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Explanatory Note

This Amendment on Form 10-QSB/A (“Amendment No. 1”) is being filed to amend and restate in its entirety Part I, Item 1 and Item 2 of the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 of VisualMed Clinical Solutions Corp. as initially filed with the Securities and Exchange Commission on November 10, 2005 (the “Original 10-QSB”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

TABLE OF CONTENTS

ITEM 1	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

i

ITEM 1.	FINANCIAL STATEMENTS

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

September 30, 2005

ii

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	September 30, 2005 $ (unaudited)	June 30, 2005 $ (audited)
Assets

Current Assets

Cash	539,843	348,410
Advances to related parties (Notes 4 and 6)	64,910	57,265
Prepaid expenses	452,963	454,777
Inventory	73,936	—
Other assets	31,844	14,512

Total Current Assets	1,163,496	874,964

Property and Equipment (Note 3)	45,625	33,390

Total Assets	1,209,121	908,354

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	93,815	96,850
Accrued liabilities	128,278	105,350
Notes payable	—	651,865
Current portion of capital lease obligation (Note 5)	3,489	3,244
Deferred revenue	114,250	67,000

Total Current Liabilities	339,832	924,309

Capital Lease Obligation (Note 5)	5,757	6,515

Total Liabilities	345,589	930,824

Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 43,514,187 and 42,381,400 shares issued and outstanding, respectively	435	424
Additional Paid-in Capital	8,102,979	6,687,006
Accumulated Other Comprehensive Loss	(5,835)	(7,171)
Deficit Accumulated During the Development Stage	(7,234,047)	(6,702,729)

Total Stockholders’ Equity (Deficit)	863,532	(22,470)

Total Liabilities and Stockholders’ Equity (Deficit)	1,209,121	908,354

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	September 7, 1999	For the	For the
	(Date of Inception)	Three Months Ended	Three Months Ended
	to September 30,	September 30,	September 30,
	2005	2005	2004
	$	$	$

Revenue	—	—	—

Expenses
Customer service	530,463	101,453	—
Depreciation	7,748	2,992	—
Development costs	778,733	217,377	—
General and administration	868,012	180,719	—
Sales and marketing	129,811	46,200	—

Total Expenses	2,314,767	548,741	—

Net Loss From Operations	(2,314,767)	(548,741)

Other Income (Expenses):
Interest expense	(39,718)	—	—
Financing costs (Note 7(g) and (h))	(4,514,285)	—	—
Foreign exchange gain	24,455	17,423	—
Gain on forgiveness of debt	12,689	—	—

Net Loss Before Discontinued Operations	(6,831,626)	(531,318)	—

Discontinued Operations	(402,421)	—	(1,143)

Net Loss for the Period	(7,234,047)	(531,318)	(1,143)

Other Comprehensive Loss
Foreign currency translation adjustments	(5,835)	1,136	—

Comprehensive Loss	(7,239,882)	(530,182)	(1,143)

Net Loss Per Share – Basic and Diluted		(0.01)	—

Weighted Average Shares Outstanding (split-adjusted)		42,855,000	45,466,500

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	September 7, 1999	For the	For the
	(Date of Inception)	Three Months Ended	Three Months Ended
	to September 30,	September 30,	September 30,
	2005	2005	2004
	$	$	$

Operating Activities
Net loss	(7,234,047)	(531,318)	(1,143)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,290	2,992	123
Stock-based compensation	4,786,508	—	—
Common stock issued for interest	32,063	—	—
Common stock issued for services	81,250	—	—
Write off of assets	3,568	—	—
Gain on foreign exchange	(15,196)	(15,196)	—
Gain on settlement of debt	(12,689)	—	—
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(452,625)	2,152	—
(Increase) in inventory	(73,936)	(73,936)	—
(Increase) in other assets	(31,171)	(16,659)	—
Increase in deferred revenue	114,250	47,250	—
Decrease in due to related party	12,822	—	750
(Increase) in advances and receivables	(63,249)	(5,984)	—
Increase in accounts payable and accrued liabilities	221,705	14,044	200

Net Used In Operating Activities	(2,621,457)	(576,655)	(70)

Investing Activities
Purchase of property and equipment	(41,097)	(13,110)	—

Net Cash Used In Investing Activities	(41,097)	(13,110)	—

Financing Activities
Proceeds from the sale of common stock	356,245	250,025	—
Proceeds from notes payable	2,850,306	529,290	—

Net Cash Provided By Financing Activities	3,206,551	779,315	—

Effect of Exchange Rate Changes on Cash	(4,154)	1,883	—

Increase (Decrease) in Cash	539,843	191,433	(70)
Cash – Beginning of Period	—	348,410	692

Cash – End of Period	539,843	539,843	622

Non-Cash Financing Activities
Common stock issued in settlement of advances	133	—	—
Common stock issued for mining claims	2,644	—	—
Common stock issued for services	372,223	—	—
Common stock issued for settlement of notes payable and accrued interest, net	2,853,884	1,165,959	—
Common stock issued for property & equipment	4,000	—	—
Warrants issued for financing services	662,440	—	—
Capital lease obligation recognized for assets under capital lease	10,520	—	—

Supplemental Disclosures
Interest paid	—	—	—
Income taxes paid	—	—	—

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

The Company’s new business plan involves the distribution of medical software, therefore the Company, pursuant to the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. Planned principal activities have not yet begun. At September 30, 2005, the Company had working capital of $823,664 and has incurred losses of $7,234,047 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

n)	Recent Accounting Pronouncements(continued)

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

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2005 Net carrying value $ (unaudited)	June 30, 2005 Net carrying value $ (unaudited)

Computer hardware	21,847	2,818	19,029	8,414
Computer software	10,666	2,371	8,295	6,523
Office furniture	12,049	1,483	10,566	10,654
Leasehold improvements	9,175	1,440	7,735	7,799

	53,737	8,112	45,625	33,390

Assets under capital lease are included in office furniture with a cost of $11,129. During the period ended September 30, 2005, the Company recognized amortization of assets under capital lease of $686 (June 30, 2005 – $649).

4.	Advances to Related Parties

		September 30, 2005 $ (unaudited)	June 30, 2005 $ (unaudited)

Advances to employees	(a)	5,385	—
Due from Visual Healthcare Corporation, an affiliated company	(b)	688	664
Due from VisualMED Clinical Systems Inc., an affiliated company	(c)	58,837	56,601

		64,910	57,265

a)	Advances to employees of $5,385 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

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

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.	Common Stock (continued)

k)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VHCC.

l)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.

m)	Share Purchase Warrants:

          The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price $

Balance, June 30, 2005	2,275,567	1.25
Issued	—	—
Exercised	(1,132,787)	1.25

Outstanding, September 30, 2005	1,142,780	1.25

          At September 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

1,142,780	$1.25	March 23, 2007

8.	Segment Disclosures

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

At September 30, 2005, we had pre-paid expenses of $452,963. This amount consisted of a partial pre-payment of property taxes in the amount of $3,086, payment of a retainer for legal services to Kaye Scholer LLP in the amount of $15,000, payment of a retainer for legal services to Hovington Pellerin Inc. in the amount of $20,833 and an advance in the amount of $414,044 to Medicool Health Systems Inc., an unaffiliated company and key supplier of technical services to us (Medicool). The advance to Medicool was made to ensure that a series of strategic technical services that Medicool was contracted to provide us would be available in a timely fashion by affording Medicool the resources to maintain a staff of technical specialists required to make certain modifications to our products. As a result of having the benefit of Medicool’s services, we should be able to better, and more efficiently, customize our products and respond to particular client needs (including at their initial requests for proposals) which may have a positive impact on our financial condition and future result of operations.

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

We are currently involved in full system implementations at hospitals in Michigan and Kansas, and departmental implementations at the Montreal Jewish General Hospital. We are also in negotiations with several hospital management groups in Italy and France for the implementation of our clinical management modules, and are responding to requests for proposals from hospitals in Canada, France and the United States.

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

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10–QSB/A constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied. Such factors include but are not limited to: market and customer acceptance of and satisfaction with our products, market demand for our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing in our field; the ability to develop and launch new products in a timely fashion; government and industry regulatory environment; fluctuations in operating results, including, but not limited to, spending on research and development, spending on sales and marketing activities, spending on technical and product support; and other risks outlined in previous filings with the Securities and Exchange Commission, and in this quarterly report on Form 10-QSB/A. The words “believe,” “expect,” “may,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties that cannot be quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. The terms “Company,” “we,” “us,” “our,” “VisualMED” and “the Registrant” refer to VisualMED Clinical Solutions Corp., a Nevada corporation, and its subsidiaries. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its quarterly report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2006.

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