Form 10QSB
period 2005-12-31
VisualMED Clinical Solutions Corp.
filed 2006-02-15
CIK 1102942

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended – December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________

Commission file number: 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0436055 (IRS Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 2006, the issuer had 44,094,991 outstanding shares of common stock.

_____________________

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
(Unaudited)

ii

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	December 31, 2005 $ (Unaudited)	June 30, 2005 $ (Audited)

Assets

Current Assets

Cash	309,313	348,410
Advances to related parties (Note 3)	94,783	57,265
Prepaid expenses	590,160	454,777
Inventory	50,592	—
Other assets	20,721	14,512

Total Current Assets	1,065,569	874,964

Property and Equipment (Note 4)	63,881	33,390

Total Assets	1,129,450	908,354

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	110,988	96,850
Accrued liabilities	101,496	105,350
Notes payable	—	651,865
Current portion of capital lease obligation	3,593	3,244
Deferred revenue	114,375	67,000

Total Current Liabilities	330,452	924,309

Capital Lease Obligation	5,024	6,515

Total Liabilities	335,476	930,824

Commitments (Notes 1 and 8)

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 43,958,543 and 42,381,400 shares issued and outstanding, respectively	440	424
Additional Paid-in Capital	8,658,420	6,687,006
Accumulated Other Comprehensive Loss	(46,178)	(7,171)
Deficit Accumulated During the Development Stage	(7,818,708)	(6,702,729)

Total Stockholders’ Equity (Deficit)	793,974	(22,470)

Total Liabilities and Stockholders’ Equity (Deficit)	1,129,450	908,354

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to December 31, 2005 $

		Three Months Ended December 31,		Six Months Ended December 31,
		2005 $	2004 $	2005 $	2004 $

Revenue	154,835	154,835	—	154,835	—
Cost of sales	101,609	101,609	—	101,609	—

Gross Profit	53,226	53,226	—	53,226	—

Expenses
Customer service	678,197	147,734	232,387	249,187	232,387
Amortization	13,372	5,624	696	8,616	696
Development costs	1,006,046	227,313	296,796	444,690	296,796
General and administration	1,144,552	276,540	245,590	457,259	260,374
Sales and marketing	160,178	30,367	17,890	76,567	17,890

Total Expenses	3,002,345	687,578	793,359	1,236,319	808,143

Net Loss From Operations	(2,949,119)	(634,352)	(793,359)	(1,183,093)	(808,143)

Other Income (Expenses)
Interest expense	(39,718)	—	(16,359)	—	(16,359)
Financing costs	(4,514,285)	—	—	—	—
Foreign exchange gain	74,146	49,691	—	67,114	—
Gain on forgiveness of debt	12,689	—	—	—	—

Net Loss Before Discontinued Operations	(7,416,287)	(584,661)	(809,718)	(1,115,979)	(824,502)

Discontinued Operations	(402,421)	—	—	—	(1,143)

Net Loss for the Period	(7,818,708)	(584,661)	(809,718)	(1,115,979)	(825,645)

Other Comprehensive Loss
Foreign currency translation adjustments	(46,178)	(40,143)	(26,968)	(39,007)	(26,968)

Comprehensive Loss	(7,864,886)	(624,804)	(836,686)	(1,154,986)	(852,613)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.02)	(0.03)	(0.02)

Weighted Average Shares Outstanding		43,741,000	39,832,500	43,434,000	39,832,500

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clincial Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	For the Six Months Ended December 31, 2005 $	For the Six Months Ended December 31, 2004 $

Operating Activities
Net loss	(1,115,979)	(825,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,616	696
Write off of assets	—	924
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(135,383)	(5,586)
(Increase) in inventory	(50,592)	—
(Increase) in other assets	(6,209)	(8,127)
Increase in deferred revenue	47,375	—
(Increase) in advances and receivables	(37,518)	(115,452)
Increase in accounts payable and accrued liabilities	10,284	205,986

Net Cash Used In Operating Activities	(1,279,406)	(747,204)

Investing Activities
Purchase of property and equipment	(36,961)	(8,235)

Net Cash Used In Investing Activities	(36,961)	(8,235)

Financing Activities
Proceeds from the sale of common stock	805,471	—
Repayment of capital lease obligation	(1,142)	—
Proceeds from notes payable	514,094	800,018

Net Cash Provided By Financing Activities	1,318,423	800,018

Effect of Exchange Rate Changes on Cash	(41,153)	(7,875)

Increase (Decrease) in Cash	(39,097)	36,704
Cash – Beginning of Period	348,410	692

Cash – End of Period	309,313	37,396

Non-Cash Financing Activities
Common stock issued for settlement of notes payable and accrued interest	1,165,959	—

Supplemental Disclosures
Interest paid	—	—
Income taxes paid	—	—

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s original business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the “Agreement”), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock to Visual Healthcare Corporation (“VHCC”) in exchange for certain assets of VHCC consisting of property and equipment and a suite of clinical software modules (“the modules”) that are the key components of a Clinical Information System for healthcare facilities. VHCC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company has the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VHCC has entered into exclusivity agreements with other non-related companies. As the result of the transaction, VHCC controlled 80% of the Company.

The Company’s new business plan involves the distribution of medical software, and the Company, in connection with the closing of the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At December 31, 2005, the Company had working capital of $735,117 and has incurred losses of $7,818,708 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The carrying value of cash, accounts payable, accrued liabilities, advances to related parties, and notes payable approximate fair value due to the relatively short maturity of these instruments.

j)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts and also includes related support and implementation costs.

k)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received deposits of $101,250 on contracts entered into to provide product and services, which has been recorded as deferred revenue at December 31, 2005. The Company received $15,000 during the period for annual license renewal fees, which are recognized in revenue over the term of the license. At December 31, 2005, the Company has recorded $13,125 of annual license fees as deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six month periods ended December 31, 2005 and 2004, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

3.	Advances to Related Parties

	December 31, 2005 $ (unaudited)		June 30, 2005 $ (audited)

Advances to employees	(a)	35,417	—
Due from Visual Healthcare Corporation, an affiliated company	(b)	686	664
Due from VisualMED Clinical Systems Inc., an affiliated company	(c)	58,680	56,601

		94,783	57,265

a)	Advances to employees of $35,417 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

b)

The Company is owed $686 from its parent company, Visual Healthcare Corporation (“VHCC”). This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

c)

The Company is owed $58,680 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VHCC. This amount represents cash advances, is unsecured, non-interest bearing and has no specific terms of repayment.

4.	Property and Equipment

	Cost $	Accumulated Amortization $	December 31, 2005 Net carrying value $ (unaudited)	June 30, 2005 Net carrying value $ (audited)

Computer hardware	38,182	5,994	32,188	8,414
Computer software	18,332	3,813	14,519	6,523
Office furniture	12,003	2,077	9,926	10,654
Leasehold improvements	9,139	1,891	7,248	7,799

	77,656	13,775	63,881	33,390

Assets under capital lease are included in office furniture with a cost of $11,129. During the period ended December 31, 2005, the Company recognized amortization of assets under capital lease of $1,179 (June 30, 2005 – $649).

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

5.	Related Party Transactions/Balances

The Company is indebted to a director and officers for $14,729, representing expenses incurred on behalf of the Company. These amounts are included in accounts payable and are unsecured, non-interest bearing and have no specific terms of repayment.

6.	Common Stock

a)	On December 14, 2005, the Company issued 138,240 shares of common stock upon the exercise of 138,240 warrants at $1.25 per share for proceeds of $172,800.

b)	On December 2, 2005, the Company issued 100,332 shares of common stock upon the exercise of 100,332 warrants at $1.25 per share for proceeds of $125,415.

c)	On November 4, 2005, the Company issued 67,984 shares of common stock upon the exercise of 67,984 warrants at $1.25 per share for proceeds of $84,980.

d)	On October 7, 2005, the Company issued 137,800 shares of common stock upon the exercise of 137,800 warrants at $1.25 per share for proceeds of $172,250.

e)	On September 6, 2005, the Company issued 200,020 shares of common stock upon the exercise of 200,020 warrants at $1.25 per share for proceeds of $250,025.

f)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share to settle notes payable of $225,671.

g)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share to settle notes payable of $940,288.

h)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price $

Balance, June 30, 2005	2,275,567	1.25
Issued	—	—
Exercised	(1,577,143)	1.25

Outstanding, December 31, 2005	698,424	1.25

At December 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

698,424	$1.25	March 23, 2007

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

7.	Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations:

8.	Commitments

In November 2004, the Company entered into a lease agreement for office premises at a rate of $67,800 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the period ended December 31, 2005, the Company incurred rent expense of $12,348. Future payments for the next five fiscal years are as follows:

2006	$32,000
2007	$64,100
2008	$64,100
2009	$64,100
2010	$17,500

$241,800

9.	Subsequent Event

On January 20, 2006, the Company issued 136,448 shares of common stock upon the exercise of 136,448 warrants at $1.25 per share for proceeds of $170,560 (Cdn$199,980).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incurred losses of $1,115,979 for the six months ending December 31, 2005. This compares to $825,645 in the comparable prior year period. The principal components of these losses involve the following:

•	Maintenance and further development of marketing and customer support facilities;

•	Operating and maintaining our world-wide, state-of-the-art service center capable of supporting client hospitals by remote support technology;

•

Increased travel and sales expenses related to direct sales approach and management of our growing sales funnel as our business continues to expand in the United States and overseas, and we continue to pursue contracts;

•	Increased presence at industry conferences and events;

•	Software licensing expenses;

•	Costs related to the completed implementation of the VisualMED system at Southwest Regional Rehabilitation Center in Battle Creek, MI.

•	Costs related to the implementation of the VisualMED System at Kansas Surgery and Recovery Center in Wichita, KS.

•

Expenses related to presentations, demonstrations, software and infrastructure configurations to match the specific needs of particular potential client facilities, including requests for proposal and other major tenders;

•	Finally, a small amount was devoted to professional expenses, depreciation and filing fees.

On March 23, 2005, we issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, consisting of settlement of notes payable of $1,674,612 and accrued interest of $32,063, pursuant to a private placement offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

Pursuant to the above-mentioned private placement, we received proceeds from warrants exercised from time to time. During the six month period ending December 31, 2006, we received cash proceeds of $805,471 from the exercise of warrants and common stock issued pursuant to warrant exercises for settlement of notes payable and accrued interest was $1,165,959. Subsequent to the period ending December 31, 2005, a further 136,448 warrants were exercised for total proceeds of $170,560.

Operating expenses for the six months ending December 31, 2005 were $1,236,319. The Company is currently incurring expenses of approximately $206,000 per month.

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

Financial Condition, Liquidity and Capital Resources

At December 31, 2005 all of our principal capital resources have been acquired through the issuance of our common stock and advances from our investors. Cash used in operations was $1,279,406 during the six months ended December 31, 2005.

At December 31, 2005, we had a positive working capital of $735,117 compared to a working capital deficiency of $49,345 at June 30, 2005. We had cash on hand of $309,313 at December 31, 2005.

We had a net loss of $1,115,979 and $825,645 for the six month periods ended December 31, 2005 and 2004, respectively. This increase loss reflects our increased marketing activities in the U.S. and product modifications for prospective clients based on their requirements expressed in the questionnaires and other submission in our responses for a number of request for proposals. During the period ended December 31, 2005, we completed the first revenue contract and recognized $154,835 in revenue. During the period ended December 31, 2005, we entered into our second contract for the delivery of our software products and services. To December 31, 2005, we have received $101,250 from the second contract which is included in deferred revenue.

At December 31, 2005, our total assets were $1,129,450, as compared to total assets of $908,354 at June 30, 2005.

At December 31, 2005, we had pre-paid expenses of $590,160. This amount consisted of prepaid salaries in the amount of $9,039 and an advance in the amount of $581,121 to Medicool Health Systems Inc., an unaffiliated company and key supplier of technical services to us (Medicool). The advance to Medicool was made to ensure that a series of strategic technical services that Medicool was contracted to provide us would be available in a timely fashion by affording Medicool the resources to maintain a staff of technical specialists required to make certain modifications to our products. As a result of having the benefit of Medicool’s services, we should be able to better, and more efficiently, customize our products and respond to particular client needs (including at their initial requests for proposals) which may have a positive impact on our financial condition and future result of operations.

At December 31, 2005, our total liabilities were $335,476, as compared to total liabilities of $930,824 at June 30, 2005. The decrease resulted from the settlement of notes payable of $651,865 by the issue of common stock during the period ended December 31, 2005.

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

Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Disclosure Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10–QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied. Such factors include but are not limited to: market and customer acceptance of and satisfaction with our products, market demand for our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing in our field; the ability to develop and launch new products in a timely fashion; government and industry regulatory environment; fluctuations in operating results, including, but not limited to, spending on research and development, spending on sales and marketing activities, spending on technical and product support; and other risks outlined in previous filings with the Securities and Exchange Commission, and in this quarterly report on Form 10-QSB. The words “believe,” “expect,” “may,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties that cannot be quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. The terms “Company,” “we,” “us,” “our,” “VisualMED” and “the Registrant” refer to VisualMED Clinical Solutions Corp., a Nevada corporation, and its subsidiaries. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Philippe Rainville, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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