Form 10QSB
period 2006-03-31
VisualMED Clinical Solutions Corp.
filed 2006-05-18
CIK 1102942

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM   10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended – March 31st 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________

Commission file number:   000-33191

VISUALMED CLINICAL SOLUTIONS CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0436055 (IRS Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18th 2006, the issuer had 45,473,845 outstanding shares of common stock.

_____________________

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
(Unaudited)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31, 2006 $ (Unaudited)	June 30, 2005 $
Assets

Current Assets

Cash	150,261	348,410
Advances to related parties (Note 3)	37,532	57,265
Prepaid expenses	800,434	454,777
Inventory	13,587	—
Other assets	48,790	14,512

Total Current Assets	1,050,604	874,964

Property and Equipment (Note 4)	71,638	33,390

Total Assets	1,122,242	908,354

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	249,699	96,850
Accrued liabilities	163,097	105,350
Notes payable	—	651,865
Current portion of capital lease obligation	3,678	3,244
Deferred revenue	26,042	67,000

Total Current Liabilities	442,516	924,309

Capital Lease Obligation	4,063	6,515

Total Liabilities	446,579	930,824

Commitments (Notes 1 and 8)

Stockholders’ Equity (Deficit)
Preferred Stock,
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001; Issued and outstanding: nil shares	—	—
Authorized:10,000,000 shares, Undesignated; par value $0.00001; Issued and outstanding: nil shares	—	—
Common Stock,
Authorized: 100,000,000 shares, par value $0.00001; Issued and outstanding: 44,899,845 and 42,381,400 shares, respectively	449	424
Additional Paid-in Capital	13,258,091	6,687,006
Accumulated Other Comprehensive Loss	(16,225)	(7,171)
Deficit Accumulated During the Development Stage	(12,566,652)	(6,702,729)

Total Stockholders’ Equity (Deficit)	675,663	(22,470)

Total Liabilities and Stockholders’ Equity (Deficit)	1,122,242	908,354

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to March 31, 2006 $

		Three Months Ended March 31,		Nine Months Ended March 31,
		2006 $	2005 $	2006 $	2005 $

Revenue	300,196	145,361	—	300,196	—
Cost of sales	181,750	80,141	—	181,750	—

Gross Profit	118,446	65,220	—	118,446	—

Expenses
Customer service	872,939	194,742	102,918	443,929	335,305
Amortization	20,229	6,857	1,201	15,473	1,897
Development costs	1,362,317	356,271	47,766	800,961	344,562
General and administration	3,317,295	2,172,743	240,461	2,630,002	500,869
Sales and marketing	2,204,469	2,044,291	64,203	2,120,858	82,093

Total Expenses	7,777,249	4,774,904	456,549	6,011,223	1,264,726

Net Loss From Operations	(7,658,803)	(4,709,684)	(456,549)	(5,892,777)	(1,264,726)

Other Income (Expenses)
Interest	(40,399)	(681)	(16,203)	(681)	(32,562)
Financing costs	(4,514,285)	—	(4,514,285)	—	(4,514,285)
Foreign exchange gain (loss)	36,567	(37,579)	17,645	29,535	17,679
Gain on forgiveness of debt	12,689	—	—	—	—

Net Loss Before Discontinued Operations	(12,164,231)	(4,747,944)	(4,969,392)	(5,863,923)	(5,793,894)

Discontinued Operations	(402,421)	—	—	—	(1,143)

Net Loss for the Period	(12,566,652)	(4,747,944)	(4,969,392)	(5,863,923)	(5,795,037)

Other Comprehensive Loss
Foreign currency translation adjustments	(16,225)	29,953	(4,590)	(9,054)	(31,558)

Comprehensive Loss	(12,582,877)	(4,717,991)	(4,973,982)	(5,872,977)	(5,826,595)

Net Loss Per Share – Basic and Diluted		(0.11)	(0.12)	(0.13)	(0.14)

Weighted Average Shares Outstanding		44,287,000	40,052,000	43,542,000	42,064,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended March 31, 2006 $	For the Nine Months Ended March 31, 2005 $
Operating Activities
Net loss	(5,863,923)	(5,795,037)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,473	1,897
Stock-based compensation	4,054,303	4,514,285
Common stock issued for interest	—	32,063
Common stock issued for services	—	100,000
Write off of assets	—	924
Changes in operating assets and liabilities
Prepaid expenses	(345,351)	(403,112)
Inventory	(13,587)	—
Other assets	(10,392)	(25,290)
Deferred revenue	(40,958)	67,000
Advances and receivables	(2,043)	(67,384)
Accounts payable and accrued liabilities	205,298	144,248

Net Cash Used In Operating Activities	(2,001,180)	(1,430,406)

Investing Activities
Purchase of property and equipment	(51,818)	(12,424)

Net Cash Used In Investing Activities	(51,818)	(12,424)

Financing Activities
Proceeds from short term loans	514,094	—
Proceeds from the sale of common stock	1,350,848	—
Repayment of capital lease obligation	(2,507)	—
Proceeds from notes payable	—	1,674,612

Net Cash Provided By Financing Activities	1,862,435	1,674,612

Effect of Exchange Rate Changes on Cash	(7,585)	(31,549)

Increase (Decrease) in Cash	(198,148)	200,233
Cash – Beginning of Period	348,409	692

Cash – End of Period	150,261	200,925

Non-Cash Financing Activities
Common stock issued for services	—	100,000
Common stock issued for settlement of notes payable and accrued interest	1,165,959	1,706,675

Supplemental Disclosures
Interest paid	—	—
Income taxes paid	—	—

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. In September 1999 the Company purchased three mineral claims representing forty-four units, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company’s original business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. Pursuant to an Agreement dated September 23, 2004 (the “Agreement”), which closed on October 13, 2004, the Company agreed to issue 31,866,000 split-adjusted restricted shares of common stock to Visual Healthcare Corporation (“VHCC”) in exchange for certain assets of VHCC consisting of property and equipment and a suite of clinical software modules (“the modules”) that are the key components of a Clinical Information System for healthcare facilities. VHCC is a Nevada corporation, based in Montreal, Canada, involved in developing software solutions targeting clinical medicine and related areas of the healthcare market. The Company has the right to exploit, commercialize, install, support and upgrade the modules purchased. The rights to exploit, commercialize, install, support and upgrade are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VHCC has entered into exclusivity agreements with other unaffiliated companies. As the result of the transaction, VHCC controlled 80% of the Company.

The Company’s new business plan involves the distribution of medical software, and the Company, in connection with the closing of the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At March 31, 2006, the Company had working capital of $608,088 and has incurred losses of $12,566,652 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation and Fiscal Year

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly-owned subsidiary, VisualMed Clinical Systems Marketing Inc., a company incorporated and based in Quebec, Canada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is June 30.

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

Property and equipment is stated at cost, less accumulated amortization, and consists of office furniture, computer hardware and software, leasehold improvements and assets under capital lease. Amortization of office furniture is computed using the straight-line method over five years. Amortization of computer hardware and software is computed using the straight-line method over three years. Amortization of leasehold improvements is computed using the straight-line method over five years. Amortization of assets under capital lease is computed using the straight-line method over the term of the lease.

e)	Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9 “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $35,000 during the period for annual license renewal fees, which are recognized in revenue over the term of the license. At March 31, 2006, the balance of deferred revenue is $26,042. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

l)	Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine month periods ended March 31, 2006 and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

m)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

n)	Income Taxes

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

o)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Effective March 2, 2006, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2006 Non-Qualified Stock Option Plan (“the 2006 Plan”) allowing for the direct award to directors, officers, employees and consultants of shares or options acquire shares of the Company’s common stock totaling 2,500,000 shares in the aggregate. On March 1, 2006, the Company granted stock options to acquire 595,500 common shares at an exercise price of $0.49 per share exercisable until March 1, 2011. On March 3, 2006, the Company granted stock options to acquire 1,200,000 common shares at an exercise price of $0.00001 until March 2, 2011. On March 10, 2006, the Company granted stock options to acquire 416,000 common shares at an exercise price of $1.90 per share exercisable until March 11, 2011. On March 10, 2006, the Company granted stock options to acquire 159,500 common shares at an exercise price of $0.00001 to March 9, 2011. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three month period ended March 31, 2006, was $1.65. During the three month period ended March 31, 2006, the Company recorded stock-based compensation of $4,054,303 which is included with general and administrative expenses ($2,017,672), marketing expenses ($1,946,540) and development expenses ($90,092).

          The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2005	—	—
Granted	2,371,000	0.46
Exercised	(505,000)	0.00001
Expired	—	—

Outstanding, March 31, 2006	1,866,000	0.58

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

o)	Stock-based Compensation (continued)

Additional information regarding options outstanding as at March 31, 2006 is as follows:

	Outstanding			Exercisable

Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.00001	854,500	4.92	$0.00001	819,500	$0.00001
$0.49	595,500	4.93	$0.49	595,500	$0.49
$1.90	416,000	4.95	$1.90	416,000	$1.90

	1,866,000	4.93	$0.58	1,831,000	$0.59

The weighted average assumptions used are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Expected dividend yield	0%	—	0%	—
Risk-free interest rate	4.62%	—	4.62%	—
Expected volatility	67%	—	67%	—
Expected option life (in years)	2.5	—	2.5	—

p)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

p)	Recent Accounting Pronouncements (continued)

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. As such, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

q)	Interim Financial Statements

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

3.	Advances to Related Parties

		March 31, 2006	June 30, 2005
		(unaudited)

Advances to employees	(a)	$37,532	$—
Due from Visual Healthcare Corporation, an affiliated company		—	664
Due from VisualMED Clinical Systems Inc., an affiliated company		—	56,601

		$37,532	$57,265

a)	Advances to employees of $37,532 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

4.	Property and Equipment

	Cost	Accumulated Amortization	March 31, 2006 Net carrying value	June 30, 2005 Net carrying value
			(unaudited)
Computer hardware	$46,471	$9,861	$36,610	$8,414
Computer software	24,647	5,713	18,934	6,523
Office furniture	11,986	2,674	9,312	10,654
Leasehold improvements	9,127	2,345	6,782	7,799

	$92,231	$20,593	$71,638	$33,390

Assets under capital lease are included in office furniture with a cost of $11,129. During the period ended March 31, 2006, the Company recognized amortization of assets under capital lease of $1,669 (June 30, 2005 – $649).

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

5.	Preferred Stock

On January 12, 2006, the Company restated its Articles of Incorporation to increase the authorized share capital to 125,000,000 shares consisting of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock, of which 15,000,000 have been designated as Series A 10% Cumulative Preferred Stock.

The Series A 10% Cumulative Preferred Stock has a par value of $0.00001 per share, a stated value of €1.00 per share and are non-voting. The holders of the Series A Preferred Stock will be entitled to receive an annual dividend equal to 10% per annum of the stated value of €1.00 per share payable, at the option of the Board of Directors, in either cash or in shares of Series A Preferred Stock.

6.	Common Stock

a)	On March 24, 2006, the Company issued 68,616 shares of common stock upon the exercise of 68,616 warrants at $1.25 per share for proceeds of $85,770.

b)	On March 13, 2006, the Company issued 53,207 shares of common stock upon the exercise of 53,207 warrants at $1.25 per share for proceeds of $66,509.

c)	On March 6, 2006, the Company issued 178,031 shares of common stock upon the exercise of 178,031 warrants at $1.25 per share for proceeds of $222,539.

d)	On March 3, 2006, the Company issued 505,000 shares of common stock upon the exercise of 505,000 options at $0.00001 per share for no consideration.

e)	On January 20, 2006, the Company issued 136,448 shares of common stock upon the exercise of 136,448 warrants at $1.25 per share for proceeds of $170,560.

f)	On December 14, 2005, the Company issued 138,240 shares of common stock upon the exercise of 138,240 warrants at $1.25 per share for proceeds of $172,800.

g)	On December 2, 2005, the Company issued 100,332 shares of common stock upon the exercise of 100,332 warrants at $1.25 per share for proceeds of $125,415.

h)	On November 4, 2005, the Company issued 67,984 shares of common stock upon the exercise of 67,984 warrants at $1.25 per share for proceeds of $84,980.

i)	On October 7, 2005, the Company issued 137,800 shares of common stock upon the exercise of 137,800 warrants at $1.25 per share for proceeds of $172,250.

j)	On September 6, 2005, the Company issued 200,020 shares of common stock upon the exercise of 200,020 warrants at $1.25 per share for proceeds of $250,025.

k)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share to settle notes payable of $225,671.

l)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share to settle notes payable of $940,288.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

6.	Common Stock (continued)

m)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price $

Balance, June 30, 2005	2,275,567	1.25
Issued	—	—
Exercised	(2,013,445)	1.25

Outstanding, March 31, 2006	262,122	1.25

          At March 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

262,122	$1.25	March 23, 2007

7.	Segment Disclosures

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

In November 2004, the Company entered into a lease agreement for office premises at a rate of $67,800 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the period ended March 31, 2006, the Company incurred rent expense of $37,654. Future payments for the next five fiscal years are as follows:

2006	$16,950
2007	$64,100
2008	$64,100
2009	$64,100
2010	$17,500

$226,750

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

9.	Subsequent Events

a)

On April 1, 2006, the Company entered into an employment agreement with the chief financial officer of the Company to provide services to the Company for a term of five years. The Company will pay CDN $150 per hour on a quarterly basis and may be paid in cash, or the equivalent in free trading shares of common stock.

b)	On April 3, 2006, the Company issued 241,500 shares of common stock upon the exercise of 241,500 options at $0.00001 per share for no consideration.

c)	On April 3, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at $0.49 per share for proceeds of $2,450.

d)	On April 21, 2006, the Company issued 262,000 shares of common stock upon the exercise of 262,000 options at $0.00001 per share for no consideration.

e)	On April 21, 2006, the Company issued 20,000 shares of common stock upon the exercise of 20,000 options at $0.49 per share for proceeds of $9,800.

f)	On April 21, 2006, the Company issued 3,500 shares of common stock upon the exercise of 3,500 options at $1.90 per share for proceeds of $6,650.

g)	On May 8, 2006, the Company issued 38,500 shares of common stock upon the exercise of 38,500 options at $0.00001 per share for no consideration.

h)	On May 8, 2006, the Company issued 3,500 shares of common stock upon the exercise of 3,500 options at $1.90 per share for proceeds of $6,650.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          We incurred losses of $5,863,923 for the nine months ending March 31, 2006. This compares to $5,795,037 in the comparable prior year period. The principal components of the loss involved the following:

•	Maintenance and continuing development of our expanding marketing and customer support facilities;

•	operating and maintaining our world-wide state-of-the-art service center capable of supporting client hospitals by remote support technology;

•	newly hired employees and consultants, and increased travel expenses as our business grows in the United States and overseas, and as we continue to pursue contracts and attend industry conferences;

•	software licenses;

•	expenses related to presentations and hospital-specific infrastructure configurations in order to respond to major tenders and requests for proposals from potential buyers; and

•	costs related to direct sales approach and first contact with potential client hospitals, from a steadily growing sales funnel comprising over 90 hospitals worldwide.

•	Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

          On March 23, 2005, we issued 2,275,567 units at $0.75 per unit for proceeds of $1,706,675, consisting of the settlement of notes payable of $1,674,612 and accrued interest of $32,063, pursuant to a private placement offering. Each unit consisted of one split-adjusted share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of common stock at $1.25 per share for a period of two years. The fair value of the warrants was estimated at $3,851,845 using the Black-Scholes pricing model. The following assumptions were used: average risk-free interest rate of 3.34%; expected life of one year; dividend yield of 0%; and expected volatility of 68%.

          Pursuant to the above-mentioned private placement, we receive proceeds from warrants exercised from time to time. During the nine-month period ending March 31, 2006, we received cash proceeds of $1,350,849 from the exercise of warrants. We also issued common stock pursuant to warrant exercises for settlement of notes payable and accrued interest of $1,165,959. Subsequent to the period ending March 31, 2006, a further 574,000 options were exercised at various prices ranging from $0.00001 per share to $1.90 per share for total proceeds of $25,550.

          Operating expenses for the nine months ending March 31, 2006 were $6,011,223. The Company is currently incurring expenses of approximately $217,000 per month, net of stock-based compensation.

          The main challenges that we may have over the next year will be to continue financing operations, continue building our base of client hospitals and healthcare facilities, marketing of our modules and concluding strategic alliances to help us penetrate specific marketplaces in promising geographies. We are in the process of completing the development of a fully staffed, 24-7 help desk for customer support, capable of providing on the spot assistance to our growing customer base. During the three month period ended March 31, 2006, we obtained two new Canadian clients with whom we have entered into agreements to pursue implementations of our product lines. We have hired project managers to handle the anticipated growing in implementation, on-site technical support and other marketing and representative activities. The continued exercise of warrants, combined with anticipated initial and recurring revenue from current and new clients, will provide some liquidity.

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

          We are in continuing negotiations with several hospital management groups in Italy and France for the implementation of our clinical management modules, and continue to respond to requests for proposals from hospitals in Canada, France and the United States.

Financial Condition, Liquidity and Capital Resources

          At March 31, 2006, all of our principal capital resources have been acquired through the issuance of our common stock and advances from our investors. Cash used in operations was $2,001,180 during the nine months ending March 31, 2006.

          During the nine months ending March 31, 2006, we recognized revenue of $300,196 from the successful delivery of completed product to customers. Of this amount, $145,361was recognized during the three months ending March 31, 2006.

          At March 31, 2006, we had a positive working capital of $608,088, compared to a working capital deficiency of $49,345 at June 30, 2005. We had cash on hand of $150,261 at March 31, 2006.

          We had a net loss of $5,863,923 and $5,795,037 for the nine month periods ending March 31, 2006 and 2005, respectively.

          At March 31, 2006, our total assets were $1,122,242, as compared to total assets of $908,354 at June 30, 2005.

          At March 31, 2006, we had pre-paid expenses of $800,434. This amount consisted of prepaid property taxes in the amount of $3,461, and an advance in the amount of $796,973 to Medicool Health Systems Inc., an unaffiliated company and key supplier of technical services to us (Medicool). The advance to Medicool was made to ensure that a series of strategic technical services that Medicool was contracted to provide us would be available in a timely fashion by affording Medicool the resources to maintain a staff of technical specialists required to make certain modifications to our products. As a result of having the benefit of Medicool’s services, we should be able to better, and more efficiently, customize our products and respond to particular client needs (including at their initial requests for proposals) which may have a positive impact on our financial condition and future result of operations.

          At March 31, 2006, our total liabilities were $446,579, as compared to total liabilities of $930,824 at June 30, 2005. Most of this decrease resulted from the settlement of notes payable of $651,865 by the issue of common stock during the three month period ending March 31, 2006.

          We will need to raise additional equity and/or debt financing to sustain operations over the next twelve months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report that was included in our Form 10-KSB for the fiscal year ended June 30, 2005.

Critical Accounting Policies

          Our discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.

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

ITEM 3. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlander, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31st 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our officers believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that VisualMED files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer in order to allow timely decisions regarding required disclosure. There are frequent daily communications among all of our executives, including Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President and our Vice President for Finance. All of our budgetary decisions and all of our billing and other expenditures require the written, signed approval of at least three of our executives. All issues regarding disclosures and procedures are discussed in a timely fashion, including all financial and other key operational information. Current disclosure controls and procedures are governed by the Board of Directors, and any changes to such controls and procedures must be made with the Board’s approval.

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

On March 24, 2006, we issued to Aton Select Fund Ltd. 68,616 shares of common stock upon the exercise of 68,616 warrants at $1.25 per share for proceeds of $85,770. The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

On March 13, 2006, we issued to Aton Select Fund Ltd. 53,207 shares of common stock upon the exercise of 53,207 warrants at $1.25 per share for proceeds of $66,509. The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

On March 6, 2006, we issued 178,031 shares of common stock upon the exercise of 178,031 warrants at $1.25 per share for proceeds of $222,539 (55,320 shares of common stock to Aton Select Fund Ltd., and 122,711 shares of common stock to Asset Protection Fund Ltd.). The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

On March 3, 2006, we issued 505,000 shares of common stock upon the exercise of 505,000 options at $0.00001 per share for no consideration (25,000 shares of common stock to Claude Pellerin, 200,000 shares of common stock to Mellissa Rozine-Sognon, 200,000 shares of common stock to Giovanni Franco Scanzi, 15,000 shares of common stock to Emile Malka, 25,000 shares of common stock André G. Nadeau, 15,000 shares of common stock to Sam Sonnenschein, and 25,000 shares of common stock to Frank Dejak). The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

On January 20, 2006, we issued to Aton Select Fund Ltd. 136,448 shares of common stock upon the exercise of 136,448 warrants at $1.25 per share for proceeds of $170,560. The warrants were issued pursuant to Regulation S of the Securities Act. The transaction was with a non-US person and the transaction was consummated outside the United States.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May, 2006.

VISUALMED CLINICAL SOLUTIONS CORP. (Registrant)
By:	/s/ Gerard Dab
Gerard Dab Principal Executive Officer, Secretary and a member of the Board of Directors

Exhibits	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).
3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).
3.4	Regulation FD Disclosure (incorporated by reference to Form 8-K filed with SEC on April 6th 2006).
3.5	Regulation FD Disclosure (incorporated by reference to Form 8-K filed with SEC on April 10th 2006).
3.6	Regulation FD Disclosure (incorporated by reference to Form 8-K filed with SEC on April 25th 2006).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).