Form 10-K
period 2006-06-30
VisualMED Clinical Solutions Corp.
filed 2006-09-28
CIK 1102942

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.
(Name of small business issuer in its charter)

NEVADA	88-0436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 Laurier St. West
Suite 200
Montreal, Quebec
Canada H2V 2L1
(Address of principal executive offices) (Zip Code)

(514) 274-1115
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
46,028,345 Common Shares

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

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most recent fiscal year: $308,946

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2006 was $30,984,427.

As of September 27, 2006, the issuer had 46,038,345 outstanding shares of common stock.

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

Company History

          We were incorporated in the State of Nevada on September 7, 1999 under the name Ancona Mining Corp. (Ancona) as a mining and exploration company. After initial disappointing results from our mining exploration, we did very little business and showed very limited activity, with no profitability. On September 23, 2004, after receiving advice that our mining properties were not deemed to be economically attractive, we chose to enter the emerging field of clinical information systems and entered into an agreement, in principle, to purchase the distribution rights to a suite of clinical software modules, as well as some minor office equipment and all of the issued and outstanding common shares of VisualMED Marketing Inc., an inactive company with no revenue, from Visual Healthcare Corp. (formerly known as VisualMED Clinical Systems Corp.), a Nevada corporation (VHCC). We refer to this asset purchase transaction as the Acquisition. We consummated the Acquisition on October 13, 2004 and, in consideration for the assets purchased, we issued what then amounted to 80% of our common stock to VHCC. As a result of the Acquisition, we have the right to exploit, commercialize, install, support and upgrade the clinical software modules purchased. Our rights to exploit, commercialize, install, support and upgrade the modules are worldwide, except for that part of the U.S. market, as well as the Chinese and the Japanese language markets, into which VHCC has entered into similar agreements with other non-related companies.

          To reflect the nature of our new business, we changed our corporate name in November 2004 from Ancona Mining Corp. to VisualMED Clinical Solutions Corp. Our principal executive offices are located at 1035 Laurier Street West, Suite 200, Montreal, Quebec, Canada H2V 2L1 and our telephone number is (514) 274-1115.

About Our Controlling Stockholder

          As of September 27, 2006, VHCC owns approximately 52% of our issued and outstanding common stock. VHCC was formed in 1998 to further develop clinical information products based on Dr. Arthur Gelston’s investigations in the field. These products include software clinical management modules, electronic patient records, electronic charting, dynamic clinical notes and other medical information platforms and clinical tool sets for doctors and nurses.

Field of Operations and Corporate Mission

          We are a medical information company that uses technology to assist physicians and nurses streamline the mass of patient information in a coherent and usable manner. Our clinical information systems are designed for use in hospitals, healthcare delivery organizations and regional and national healthcare authorities. Our corporate mission is to help healthcare professionals practice the best possible medicine at the point of care.

          We market cutting-edge technology solutions for healthcare institutions and authorities. These solutions are designed to save cost and time, and to reduce adverse drug events (ADE) that kill more than 200,000 patients per year in the United States alone. Our latest generation suite of software modules comprises a fully functional clinical information system (Clinical Information System) that includes the complete electronic medical record (Electronic Medical Record), with a core computerized physician order entry (CPOE) module. Our Clinical Information System, Electronic Medical Record and CPOE work together to reduce the cost of providing medical care, while dramatically improving the quality and efficiency of healthcare services offered by healthcare institutions.

Our Products

The VisualMED System

          The VisualMED system is a suite of software modules that constitute a comprehensive, state of the art, fully functional Clinical Information System. VisualMED is an informatics tool that enables the physician to make informed diagnostic and therapeutic decisions at the point of care. The system communicates with existing legacy systems including Admissions (ADT), pharmacy, laboratory, radiology and Picture Archival and Communication Systems (PACS) through Health Language 7 (HL-7) interfaces. Through its interfaces, VisualMED captures all clinical information available on every hospitalized patient at any given moment, representing the totality of data required by the hospital’s clinical staff to perform their duties. Healthcare personnel are able to access information culled from a variety of different sources through this single software solution. The VisualMED system has the following functionality:

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

•

CPOE. The CPOE module is a method of giving patient prescriptions and other medical orders in an electronic mode. This form of automation of medical acts has many advantages, such as, the speedy transmission of orders through the hospital and the elimination of errors due to ineligible handwriting. As a result, a CPOE module is believed to contribute to better patient safety. Furthermore, a CPOE module, when combined with decision support information could eliminate many common medical errors that occur on a daily basis, such as dosage errors and harmful drug interactions.

•

Clinical Decision Support. VisualMED decision support helps physicians validate their therapeutic decisions in real time while prescribing medication. Physician activities using this functionality are supported by an extensive knowledge base containing thousands of user cases and thousands of decisional algorithms with 30 levels of decision support.

•

ADE Prevention. Our VisualMED system helps prevent ADEs, which often cause prolonged hospitalization and death, by reducing the risk of medication side-effects, avoiding duplication of prescriptions, lab tests and radiology exams, and bringing important clinical information to the attention of the physician in real time at the point of care. Through our system, the availability of medical charts is immediate and can be securely encrypted and transmitted worldwide via the Internet.

•

Medical Audits. The implementation of the VisualMED system in a hospital setting allows for a comprehensive audit of medical procedures and their outcomes. The medical audit mechanism also assures that appropriate regulatory standards are being met. In addition, the use of biometric electronic signature provides data security at the highest level.

VisualMED Modules

          VisualMED modules come in four broad classes – administrative/support, nursing, clinical, and the Electronic Medical Record.

•

Administrative module. VisualADMIN is the principal administrative module. VisualADMIN allows users with the appropriate security rights to access screens that may be used to define and modify the basic architectural structure that defines the business rules for the CPOE for the six general order entry types – drugs, labs, IV solutions, image tests, nursing orders, and dressings – as well as special order entry types, such as sliding scales, drug tapers and transfusions. VisualADMIN creates and modifies decision support algorithms that are called upon at multiple levels in the order entry sequence. These operate as background processes and maintain the ward/bed configuration of the institution, as well as a set of diagnoses, a custom set of system requisitions that may be required by the healthcare institution, a set of system user groups and user group rights and a set of system parameters that are used to determine the system configuration. We supply all of the content required for full function of the system at the time of installation. Our customers may modify any of the content at any time in plain language. VisualADMIN is a required module in the setting of a minimal VisualMED installation.

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

•

Electronic Medical Record. All clinical modules come with a complete Electronic Medical Record which can be used by physicians, consultants, nursing staff and paramedical staff to record their admission and progress notes in a coded, menu-driven or free-text format, depending on the preference of the individual user. Clinicians can access all data related to their patient through the Electronic Medical Record. Clinical data entered into the Electronic Medical Record is available to review for the purposes of quality assurance by the clinical or administration staff and, where law permits, may be consulted by the patient.

          During fiscal 2006, we began the installation of our ScopeNotes product line at Montreal’s Jewish General Hospital Colorectal Surgery Department. ScopeNotes allows doctors to record surgical notes in electronic format for ready access. We have equally begun to market a dedicated Oncology Module for oncology departments, and a Drug Order and Tracking Module for pharmacies and doctors. Finally, we have begun to look into the possibility of incorporating our unique security features, which pass every federal guideline for securing sensitive patient information, into other existing products in the market that operate within similar architectural and database parameters as the VisualMED system.

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

Advertising and Brand Recognition

          VisualMED attends all key industry trade shows, with a dedicated booth that provides demonstrations of the VisualMED system as it currently operates in a live hospital environment. We do not advertise in tradition print or television media. We rely heavily on the quality of the VisualMED system, its high rating by industry analysts and the building of a successful implementation track record with our existing customers, to attract potential new customers.

Marketing

          A significant part of our marketing effort is conducted in conjunction with strategic partners who often have a geographical concentration or who offer particular services within the healthcare industry where we are present, including management consultants, systems integrators, major engineering firms and outsourcing companies. Our strategic partnerships include alliances with Oracle, IBM, Stratus, Citrix Systems, Hewlett Packard, Rutherford Marketing LLC, Imtech of Rotterdam NL, ITS of the Kingdom of Saudi Arabia, Sonotec S.A.R.L. of Tunis, Post Logic Inc. of Paris, Réseau Numérique Inc. of Montreal, First Consulting Group and Superior Consulting. We are also working closely with elements of the Italian and French healthcare authorities and health services industry, with regard to the implementation of our system over a broad range of hospitals, clinics and pharmacies in those countries.

Intellectual Property and Research and Development

          We continue to improve and upgrade our system for better performance and to answer our customers’ specific needs. Our development activities are often subcontracted to technical companies that specialize in these fields. All of our research and development work is proprietary to our company. In fiscal 2005, we spent approximately $561,356 on research and development. In fiscal 2006, we spent approximately $1,093,096 on research and development. All of our research and development activities are outsourced and absorbed entirely by us.

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

Our Industry

Industry Overview

          There are over 15,000 hospitals in western countries, including the United States and Canada, and more than 10,000 hospitals in Europe, which make up most of the potential market for VisualMED systems and other products derived from the VisualMED proprietary technology platform. According to the Leapfrog Group, relatively few American hospitals have experimented with physician-based clinical support order entry. Fewer than 10% of hospitals have some form of CPOE with decision support, or other similar Clinical Information System. However new federal legislation in the United States and abroad, reflecting a shift in public policy with regard to healthcare information technology (IT), has begun to favor the widespread deployment of IT solutions in the healthcare field.

The Healthcare Information Technology Industry – Recent Developments

          Modern hospitals are under increasing pressure to address mounting evidence of major increases in hospital death due to medical errors and ADEs. According to the benchmark March 2000 report, “To Err is Human”, released by the Washington-based Institute of Medicine, up to 100,000 Americans die each year from adverse drug reactions, half of which it considered preventable. Since 2000, evaluations of deaths from ADE’s have been as high as 200,000 in the United States, 85,000 in England and 23,000 in Canada.

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

          The current presidential administration continues to place a high priority on making electronic health records available to most Americans, a goal set by the President in 2004. According to the Department of Health and Human Services, “widespread use of electronic health records will help ensure Americans receive high quality medical care by providing doctors access to patients’ medical history at the time of care.” The Administration supports the adoption of IT as a normal cost of doing business to ensure patients receive high-quality care. To encourage doctors and patients to adopt electronic health records, the Administration’s goal is to promote conditions for a thriving free market. Identifying national standards will help focus development efforts, increase demand for the technology, and ultimately create affordable technology. The creation of the American Health Information Community in the Fall of 2005 was one step toward this goal. This organization will help ensure that there are certified technology products and nationwide interoperability standards, which should help purchasers of IT gain confidence in the investments they make. The 2007 national budget includes $169 million to accelerate progress for this effort, including $116 million for the Office of the National Coordinator for Health Information Technology; $50 million for the Agency for Healthcare Research and Quality; and $3 million for the Office of the Assistant Secretary for Planning and Evaluation. The United States government’s continuing and new activities include efforts to:

•	Promote nationwide interoperability of health IT systems through an industry-wide process to harmonize standard development, maintenance, and refinements;

•

Define the key elements of basic electronic health records for use in clinical settings, develop working prototypes for the use of electronic health data in such priority areas as coordinated chronic disease management and improved ambulatory care, and capture laboratory test data in a standardized way;

•

Pursue breakthroughs in health systems architecture, such as rapidly collecting and disseminating public health surveillance data electronically and encouraging the use by patients of their own computer-readable personal health records, containing their complete medical history;

•	Work closely with the Centers for Medicare and Medicaid Services (CMS) to advance the use of electronic prescriptions nationally; and

•	Continue to address key privacy and security issues to encourage the exchange of health information nationwide.

Competition

          There are several large companies that develop and bring to market other forms of Electronic Medical Record and CPOE systems in the United States, such as: Cerner Corporation, Eclipsys Corporation, IDX System Corporation, HBOC-McKesson Corporation, Epic Systems Corporation, Medical Information Technology Incorporated, Misys Healthcare Systems, and more recently such global giants as General Electric, Siemens, IBM and Bell. Management believes that our VisualMED technology offers customers a far richer integrated medical and clinical content delivered to the healthcare provider at point of care, than any other system. In terms of high-priority functionality, VisualMED is consistently rated among the leaders in all systems of its kind, offering us a significant quality advantage when competing for customer contracts. In addition, VisualMED’s Clinical Information System is flexible enough that it can be installed in smaller hospitals that are far less attractive to our major competitors, and tailored to the specific needs and policies of that institution. The VisualMED system also provides a multi-lingual platform which gives us a competitive advantage in the international markets.

          Due to the relatively lengthy sales cycle involved in the healthcare information technology industry, and the fact that we are significantly smaller and have less financial resources than our competitors, we face an initial disadvantage in the U.S. market. We will have to continue developing new, dynamic and flexible marketing strategies to remain competitive.

Diversification of Product Lines

          The healthcare technology industry is undergoing rapid changes, with major software companies, information technology consulting service providers and system integrators, Internet start-ups, and other software companies having the potential to develop specialized healthcare systems to compete with our product. Management feels our success will hinge upon our ability to continue upgrading and improving our system in a timely fashion, using the success of existing implementations to build a steady customer base and revenue stream, while continuing to offer new product lines that meet the technology needs of the market.

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

Employees

          As of June 30, 2006, we had eleven full-time employees, and retained one full-time and twenty-five part-time consultants. Our employees are not unionized. We believe that our relationship with our employees and consultants is good.

Risk Factors Associated With Our Business

          You should carefully consider the risks and uncertainties described below and the other information in this annual report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have a limited operating history.

          We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to mining exploration and recently to the emerging field of healthcare IT. Since inception, our operation has been generating losses and we cannot give assurances that we will be successful in generating profits in the future. We are regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot give assurances that we will be able to raise the financing necessary to maintain our current operation. Therefore, you may lose your entire investment in us.

Our auditors have issued a going concern opinion. Therefore, we may not be able to achieve our objectives and may have to suspend or cease operations.

          At this time, we cannot be sure that we will be successful in our operations. Furthermore, as at June 30, 2006, our independent public accountants issued an opinion that there is substantial doubt about our ability to continue in business as a going concern without additional financing and/or generating profits. We cannot assure you that we will be able to raise the requisite amount of additional financing or generate sufficient profit to sustain operations.

Because we have historically incurred losses and these losses may increase in the future, we must begin generating a profit from our operations. If we do not begin generating a profit we may have to suspend or cease operations.

          We have never been profitable. At June 30, 2006 we had working capital deficit of $74,429. If we do not obtain additional financing or begin generating profit within the next year, we may have to reduce or suspend our operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your entire investment in our company.

We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors and seek advances from customers to fund our operations. If we are unable to fund our operations, we will cease doing business.

          We have recorded $308,946 in revenue from operations to date, and we have incurred a cumulative loss of $13,895,588 through June 30, 2006. Our losses have resulted principally from costs incurred in marketing, sales, research and development activities related to our efforts to develop our technologies, the associated administrative costs related to these activities, and costs related to discontinued operations. We expect to incur significant operating losses and negative cash flows over the next several quarters due to the costs of expanded research and development of our products. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We are a development stage company focused on developing and implementing our VisualMED systems. We have generated negative revenue to date. Consequently, we must raise money from investors to maintain our operations. If we can’t fund our operations through product sales or investments by third parties, we will have to cease operations.

Because we depend on a limited number of third parties to manufacture and supply critical components for our products and services, if the third party manufacturer should cease operations or refuse to sell components to us, we may have to suspend or cease operations. As a result, you may lose your investment. As a result, you may lose your entire investment in our company.

          If our suppliers do not fulfill their obligations, or if they stop manufacturing and supplying components critical for our VisualMED systems, we may not be capable of finding other suppliers to operate our business. We rely on limited suppliers for a number of key components and do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expire, if we were unable to obtain adequate quantities of components critical for our products and services, if the quality of these components was inadequate, or if the terms for supply of these components became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively. As a result, you could lose your entire investment in our company.

Competition from companies with already established marketing links to our potential customers may adversely affect our ability to market our products.

          Current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than we have. Certain of our competitors may be able to secure product from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns and adopt more aggressive pricing or inventory availability policies than we will. Given our limited financial resources, we cannot assure you that we will be able to compete successfully against our current and future competitors.

Our parent company has significant influence over our corporate decisions.

          As of September 27, 2006, our parent company, VHCC, owns approximately 52% of our issued and outstanding common stock. As a result, VHCC is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions.

Because we do not have any patents, we rely on trade secrets, confidentiality agreements and contractual agreements, which may not be adequate to protect our proprietary interests. If our proprietary interests are divulged to the public, we may lose our competitive edge and have to cease operations.

          We have not obtained patents or copyrights for our solutions. There is no assurance that third party competitors will not obtain access to our technical information and exploit it for their own benefit. In order to protect our propriety rights, we will have to obtain patents or file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney’s fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that the parties enjoined would comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future.

We may be exposed to liability claims for which we have limited insurance coverage.

          If we are sued for any reason, including, without limitation, intellectual property infringement, we will have to rely on our limited capital resources and liability insurance to pay any judgment rendered against us. If a judgment is rendered against us for any amount of money over our coverage limit of $1,000,000, we may have to cease operations.

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us.

          As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. Any successful claim against us would result in our having to pay costs and damages resulting from such claim, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all.

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

          Management feels our success will hinge upon our ability to continue upgrading and improving our system in a timely fashion, using the success of existing implementations to build a steady customer base and revenue stream, while continuing to offer new product lines that meet the technology needs of the market. We cannot assure you that our efforts to continually upgrade and improve our systems will be successful. Furthermore, we cannot predict the effect new emerging technology will have on our financial condition and results of operations.

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

          We do not own real property. On November 1, 2004, we entered into a lease agreement for our corporate office. We lease 1,200 square feet of office space at 1035 Laurier St. West, Suite 200, Montreal, Quebec Canada H2V 2L1. The office is leased from 4120345 Canada Inc., for an initial term of five years, which automatically renews for additional five year periods. The rent is $11,500 per month.

ITEM 3.	LEGAL PROCEEDINGS.

          From time to time we may be involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. Currently, we are not a party to any material legal proceeding or litigation, whether current or threatened, nor are any of our officers, directors, affiliates or security holders, a party adverse to us in any legal proceeding or litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of shareholders in the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Our common stock is traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “VMCS.” Our common stock is also listed for trading on the Frankfurt and Munich Stock Exchanges and the XETRA Stock Exchange, each located in Germany.

          On June 30, 2006, the closing price of our common stock, as reported by the OTC Bulletin Board, was $2.50. As of June 30, 2006, there were a total of 46,028,345 shares of common stock issued and outstanding. Of these shares, 12,393,771 shares are freely tradable and 33,634,574 shares are restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. As of June 30, 2006, we had 60 holders of record of our common stock.

          The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Quarter		High Bid	Low Bid

2006
	Fourth Quarter	$4.08	$1.82
	Third Quarter	$2.37	$1.81
	Second Quarter	$2.68	$1.66
	First Quarter	$3.10	$2.55
2005
	Fourth Quarter	$3.09	$2.10
	Third Quarter	$3.10	$1.53
	Second Quarter	$1.64	$0.62
	First Quarter	$0.62	$0.62

Securities authorized for issuance under equity compensation plans

          Our Board of Directors adopted the 2006 Nonqualified Stock Option Plan (Plan) in March, 2006. The Plan was adopted to attract and maintain employees, officers, directors and advisors whose services are important to the success of our company. The Board of Directors is responsible for the administration of the Plan, the granting of options under the Plan and the establishment of the terms and conditions the options, including the exercise price and vesting schedule of options. Under the Plan, options may be granted by the Board of Directors for ten years following the adoption of the Plan. All unexercised options will terminate ten years following the date such options were granted. As of June 30, 2006, options to purchase 884,500 shares of our common stock were outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	884,500	$1.08	0

Total	884,500	$1.08	0

Dividends

          We have not declared any cash dividends in the last two fiscal years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, limitations under the corporate law of the State of Nevada and other factors that our Board of Directors deems relevant.

Transfer Agent

          Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, Tel: (732) 872-2727

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

          On March 23, 2005, we issued Mr. Solis 160,000 shares of common stock upon his exercise of a portion of the warrant issued to him in connection with the private placement discussed above.

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

          On September 6, 2005, we issued to Capex Investments Ltd. 200,020 shares of common stock upon the exercise of 200,020 warrants at $1.25 per share for proceeds of $250,025.

          On October 7, 2005, we issued to Capex Investments Ltd. 137,800 shares of common stock upon the exercise of 137,800 warrants at $1.25 per share for proceeds of $172,250.

          On November 4, 2005, we issued to Capex Investments Ltd. 67,984 shares of common stock upon the exercise of 67,984 warrants at $1.25 per share for proceeds of $84,980.

          On November 14, 2005, we issued to Capex Investments Ltd. 100,332 shares of common stock upon the exercise of 100,332 warrants at $1.25 per share for proceeds of $125,415.

          On December 14, 2005, we issued to Capex Investments Ltd. 138,240 shares of common stock upon the exercise of 138,240 warrants at $1.25 per share for proceeds of $172,800.

          On January 18, 2006, we issued to Aton Select Fund Ltd. 136,448 shares of common stock upon the exercise of 136,448 warrants at $1.25 per share for proceeds of $170,560.

          On March 6, 2006, we issued to Asset Protection Fund Ltd. 52,482 shares of common stock upon the exercise of 52,482 warrants at $1.25 per share for proceeds of $65,603.

          On March 6, 2006, we issued to Asset Protection Fund Ltd. 70,229 shares of common stock upon the exercise of 70,229 warrants at $1.25 per share for proceeds of $87,786.

          On March 6, 2006, we issued to Aton Select Fund Ltd. 55,320 shares of common stock upon the exercise of 55,320 warrants at $1.25 per share for proceeds of $69,150.

          On March 9, 2006, we issued to Aton Select Fund Ltd. 53,207 shares of common stock upon the exercise of 53,207 warrants at $1.25 per share for proceeds of $66,509.

          On March 23, 2006, we issued to Aton Select Fund Ltd. 68,616 shares of common stock upon the exercise of 68,616 warrants at $1.25 per share for proceeds of $85,770.

We currently have 262,122 warrants outstanding, with an aggregate exercise price of $327,653.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

          It is important to note that our business changed dramatically on October 13, 2004, when we ceased our mining and exploration activities and entered the field of developing and marketing healthcare information technology. We refer to the twelve month period ended June 30, 2006, as fiscal 2006, and the twelve month period ended June 30, 2005, as fiscal 2005.

          We had $10,976 of cash at June 30, 2006 and $308,946 in revenue for fiscal 2006. These factors raise substantial doubt about our ability to continue as a going concern without raising significant additional capital or generating significant revenue in the upcoming fiscal year.

          We incurred losses of $7,079,106 for fiscal 2006 as compared to losses of $6,301,451 in fiscal 2005. The principal component of these losses was costs associated with sales and marketing, research and development, and general administration. We also incurred professional expenses, depreciation and filing fees.

          Operating expenses for fiscal 2006 were $7,352,359 consisting of sales and marketing expenses of $3,559,861, general and administrative expense of $2,058,500, development costs of $1,093,096, customer service expense of $618,144 and depreciation expense of $22,758.

          There are current trends developing within the United States government which could have a significant and positive effect on our ability to secure clients in the coming years. The United States Office of the National Coordinator for Health Information Technology (ONC) provides leadership for the development and implementation of a nationwide health IT infrastructure allowing secure and seamless exchange of data and records. Headed by Dr. David J. Brailer, the ONC advises the Secretary of the Department of Health and Human Services on health IT policies and initiatives, and coordinates the Department’s efforts to meet the President’s goal of making an electronic medical record available for most Americans by 2014. The VisualMED technology is compliant with almost all of the requirements set forth by HHS for a national medical record program, and could see a significant, federally approved and partially funded market open to it in the United States, where hospitals receive a federal mandate to implement IT solutions of the type VisualMED currently offers.

          The American Health Information Community (AHIC) is a federal advisory body, chartered to make recommendations to the Secretary of HHS on how to accelerate the development and adoption of Health IT. The AHIC pursues breakthroughs that will produce tangible value to the health care consumer in the near-term, while building toward long-term goals for a broad and robust system. Its current set of recommendations contain, among others, the availability of a consumer-directed and secure electronic record of health care registration information and a medication history for patients; and the creation of an electronic health record that includes laboratory results and interpretations, that is standardized, widely available and secure.

          VisualMED is well positioned to benefit from a policy move in this direction, as the above guidelines, and promotion of these directives, describe with a consistent measure of accuracy the current functionalities of the array of VisualMED products, including our Electronic Medical Record including CPOE with decision-support. The success of our current implementations, of which most are in the United States, and the statistical validation they offer, could make our products an ideal and proven candidate for implementation on a wide scale throughout the United States, in keeping with the stated goals of HHS and of the current presidential administration to give most Americans access to this type of technology in the next decade.

Marketing Strategy and Recent Developments

          Fiscal 2006 was a milestone year for us, as it marked the first year that we recorded revenue. The revenue was a result of hospital clients that signed off on our product after a successful implementation. As we move forward with some of the clients with whom we have signed agreements, we expect that more successful implementations and delivery of specialized modules will translate into revenues in the coming year. We also anticipate that we will be delivering specialized modules in ASP mode which could result in monthly rental payments and constitute recognizable recurring revenues.

          In March 2006, we created a nonqualified stock option plan through which we issued 2,518,000 options geared to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress growth and profitability of the Company for the shareholders depends. As a result, we feel we are well positioned to step up our marketing efforts, especially that which relates to our new modules, tailored to the individual needs of specific hospital departments, during Fiscal 2007.

          The main challenges that we will have to meet over the next 12 months will continue to be the funding of our operations, the sales and marketing of our modules, and the conclusion of agreements with local and internationally-based technology, distribution and integration companies that will allow us to compete favorably for contracts in promising foreign locations. Our major priorities remain the expansion of our client base through diversification of our product lines and the achievement of a critical mass of client institutions to generate sustainable revenues and to validate the quality of our products.

          During Fiscal 2006, we successfully implemented our full, latest-generation Clinical Information System at Southwest Regional Rehabilitation Center of Battle Creek, Michigan, and at Kansas Surgery and Recovery Center of Wichita, Kansas. Department-specific modules are currently being installed at Montreal’s Jewish General Hospital’s Colorectal Surgery Department, including our trademark ScopeNotes product line.

          Our marketing department has developed new marketing tools to maintain and support a sales funnel which currently includes more than 100 potential client hospitals in North America alone. We have hired new professionals and consultants to support our growing operations, including the maintenance and upgrading of our current implementations and software to remain at the cutting edge. We also continue to hire sales and marketing executives and consultants as our customer base continues to grow.

          During Fiscal 2006, we signed an exclusive agreement with the developers of Canada’s first private hospital in 40 years, the Metropolitan Medical Cooperative, in which we will install our full array of Clinical Information Systems, including Electronic Medical Record with decision support. We also entered into an agreement with Reseau Numerique Inc., a Canadian group of laboratory companies and medical education companies that will deploy a complete interactive platform to link physicians and laboratories.

          Our board of advisors has been instrumental in developing and maintaining relationship with potential clients both in North America and abroad, and has brought together a broad cross-section of experts from the medical and international business community. Dr. Alan Brox was hired as Senior Physician hemo/oncol, to assist in the marketing and demonstrations of our products to leading physicians and administrators at candidate hospitals in North America and France.

          We have engaged the services of Mr. Larry Kurlender, who replaces Philippe Rainville, as our Chief Financial Officer. Mr. Kurlender has extensive experience in managing companies that have emerged from their development phase and we expect Mr. Kurlender to help guide the company successfully through its current period of growth. We also had Mr. Chris Marcolefas to join our Board of Directors. He will serve as Chair of our Audit and Compensation Committees.

          We have been targeting markets where current legal regulations encourage the adoption of our clinical management modules. We will aggressively pursue these markets through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators. We are organizing one such entity in France that will pursue opportunities offered by new French legislation that has mandated the implementation throughout the French healthcare system of a universal Electronic Medical Record. We have been hired by Post Logic Inc., a French software company, which should help them secure significant budgets set aside by the French Minister of Health, and could see VisualMED technology installed in France by 2008.

          In Italy, we continue to pursue an exclusive agreement with health authorities in select provinces, and are continuing to build alliances in other European markets.

          We have made continuing efforts in the Canadian market, where the federal government is near legalizing e-Prescriptions in an effort to contain the rising cost of prescription drugs. In Quebec, we have signed an agreement for the deployment of our system throughout a network of clinics through Reseau Numerique Inc.

          In North Africa, a pilot project is underway at a major tertiary care facility in Tunis, which could lead to a long-term contract with the Tunisian Health Ministry. In addition, we have expanded our representation in the Persian Gulf area, a region that spends billions on state-of-the-art healthcare facilities.

          We are in advanced talks with healthcare authorities in the Kingdom of Saudi Arabia regarding the potential implementation of a series of key hospitals in that country, part of the Saudi effort to maintain its leadership in leading-edge medical care.

          In order to continue financing our operations, we will rely primarily on revenue from payments and advances from agreements we have signed in the past year, as well as receiving funds from the exercise of warrants that were issued in March 2005.

Financial Condition, Liquidity and Capital Resources

          At June 30, 2006, all of our principal capital resources have been acquired through the issuance of our common stock, advances from our investors, and revenue from sales. Cash used in operations was $2,075,639 for fiscal 2006.

          At June 30, 2006, we had a negative working capital of $74,429, as compared to a deficiency of $49,345 at June 30, 2005. We had cash on hand of $10,976 at June 30, 2006. We had a net loss of $7,079,106 for fiscal 2006 and $6,301,451 for fiscal 2005. At June 30, 2006, our total assets were $392,878, as compared to $908,354 at June 30, 2005. At June 30, 2006, our total liabilities decreased to $400,785 from $930,824 at June 30, 2005.

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

Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $35,000 during the year ended June 30, 2006 for annual license renewal fees, which are recognized in revenue over the term of the license. At June 30, 2006, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $17,292. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

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

ITEM 7.	Financial Statements

PART I.

Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

M A N N I N G E L L I O T T	11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

C H A R T E R E D A C C O U N T A N T S	Phone: 604. 714. 3600 Fax: 604. 714. 3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of VisualMED Clinical Solutions Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of VisualMED Clinical Solutions Corp. (A Development Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficit for the period from September 7, 1999 (Date of Inception) to June 30, 2006 and for each of the years in the two year period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of VisualMED Clinical Solutions Corp. (A Development Stage Company) as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the period from September 1, 1999 (Date of Inception) to June 30, 2006 and for each of the years in the two year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and accumulated operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 25, 2006

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30, 2006 $	June 30, 2005 $

Assets

Current Assets

Cash	10,976	348,410
Accounts receivable	2,550	—
Advances to related parties (Note 4)	30,175	57,265
Prepaid expenses (Note 3)	249,517	454,777
Inventory	13,587	—
Other assets	16,319	14,512

Total Current Assets	323,124	874,964

Property and Equipment (Note 5)	69,754	33,390

Total Assets	392,878	908,354

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	220,785	96,850
Accrued liabilities (Note 6)	155,526	105,350
Notes payable (Note 8)	—	651,865
Current portion of capital lease obligation (Note 10)	3,951	3,244
Deferred revenue	17,291	67,000

Total Current Liabilities	397,553	924,309

Capital Lease Obligation (Note 10)	3,232	6,515

Total Liabilities	400,785	930,824

Commitments (Notes 1 and 15)

Stockholders’ Deficit
Preferred Stock,
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001; Issued and outstanding: nil shares	—	—
Authorized:10,000,000 shares, Undesignated; par value $0.00001; Issued and outstanding: nil shares	—	—
Common Stock,
Authorized: 100,000,000 shares, par value $0.00001; Issued and outstanding: 46,028,345 shares (2005 - 42,381,400 shares)	460	424
Additional Paid-in Capital	13,887,221	6,687,006
Accumulated Other Comprehensive Loss	(113,753)	(7,171)
Deficit Accumulated During the Development Stage	(13,781,835)	(6,702,729)

Total Stockholders’ Deficit	(7,907)	(22,470)

Total Liabilities and Stockholders’ Deficit	392,878	908,354

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Accumulated from September 7, 1999 (Date of Inception) to June 30, 2006 $	For the Year Ended June 30, 2006 $	For the Year Ended June 30, 2005 $

Revenue	308,946	308,946	—
Cost of sales	175,229	175,229	—

Gross Profit	133,717	133,717	—

Expenses
Customer service	1,047,154	618,144	429,010
Amortization	27,514	22,758	4,756
Development costs	1,654,452	1,093,096	561,356
General and administration	2,745,793	2,058,500	687,293
Sales and marketing	3,643,472	3,559,861	83,611

Total Expenses	9,118,385	7,352,359	1,766,026

Net Loss From Operations	(8,984,668)	(7,218,642)	(1,766,026)

Other Income (Expenses)
Interest	(38,081)	1,637	(39,718)
Financing costs	(4,514,285)	—	(4,514,285)
Foreign exchange gain	137,276	130,244	7,032
Gain on forgiveness of interest	7,655	7,655
Gain on forgiveness of debt	12,689	—	12,689

Net Loss Before Discontinued Operations	(13,379,414)	(7,079,106)	(6,300,308)

Discontinued Operations	(402,421)	—	(1,143)

Net Loss	(13,781,835)	(7,079,106)	(6,301,451)

Other Comprehensive Loss
Foreign currency translation adjustments	(113,753)	(106,582)	(7,171)

Comprehensive Loss	(13,895,588)	(7,185,688)	(6,308,622)

Net Loss Per Share – Basic and Diluted		(0.16)	(0.15)

Weighted Average Shares Outstanding		44,163,000	42,140,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from September 7, 1999 (Date of Inception) to June 30, 2006 $	For the Year Ended June 30, 2006 $	For the Year Ended June 30, 2005 $
Operating Activities
Net loss	(13,781,835)	(7,079,106)	(6,301,451)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	29,056	22,758	4,756
Stock-based compensation	9,441,708	4,655,200	4,514,285
Common stock issued for interest	32,063	—	32,063
Common stock issued for services	81,250	—	81,250
Write off of assets	3,568	—	924
Gain on forgiveness of interest	(7,655)	(7,655)	—
Gain on settlement of debt	(12,689)	—	(12,689)

Changes in operating assets and liabilities
Prepaid expenses	(248,918)	205,859	(454,777)
Inventory	(13,587)	(13,587)	—
Other assets	(15,127)	(615)	(14,512)
Deferred revenue	447,292	(49,708)	67,000
Due to related party	12,822	—	470
Advances and receivables	(459,781)	27,484	(57,265)
Accounts payable and accrued liabilities	365,932	163,731	192,746

Net Cash Used In Operating Activities	(4,125,901)	(2,075,639)	(1,947,200)

Investing Activities
Purchase of property and equipment	(82,252)	(54,265)	(25,521)

Net Cash Used In Investing Activities	(82,252)	(54,265)	(25,521)

Financing Activities
Proceeds from short term loans	521,749	521,749	—
Proceeds from the sale of common stock	1,485,313	1,379,093	—
Repayment of capital lease obligation	(3,425)	(3,425)	—
Proceeds from notes payable	2,326,476	—	2,326,476

Net Cash Provided By Financing Activities	4,330,113	1,897,417	2,326,476

Effect of Exchange Rate Changes on Cash	(110,984)	(104,947)	(6,037)

Increase (Decrease) in Cash	10,976	(337,434)	347,718
Cash – Beginning of Period	—	348,410	692

Cash – End of Period	10,976	10,976	348,410

Non-Cash Financing Activities
Common stock issued in settlement of advances	133	—	—
Common stock issued for mining claims	2,644	—	—
Common stock issued for services	372,223	—	100,000
Common stock issued for settlement of notes payable and accrued interest, net	2,853,884	1,165,959	1,687,925
Common stock issued for property & equipment	4,000	—	4,000
Warrants issued for financing services	662,440	—	662,440
Capital lease obligation recognized for assets under capital lease	10,520	—	10,520

Supplemental Disclosures
Interest paid		—	—
Income taxes paid		—	—

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the Period from September 7, 1999 (Date of Inception) to June 30, 2006
(expressed in U.S. dollars)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total

	Common Stock

	Number	Amount
	#	$	$	$	$	$

Balance – September 7, 1999 (Date of Inception)	—	—	—	—	—	—

Issuance of common stock for services, mining claims and payment of advances at $.011 per share	37,500,000	375	274,625	—	—	275,000

Net loss	—	—	—	—	(294,522)	(294,522)

Balance – June 30, 2000	37,500,000	375	274,625		(294,522)	(19,522)

Issuance of common stock for cash at $0.02 per share	7,966,500	80	106,140	—	—	106,220

Net loss	—	—	—	—	(38,069)	(38,069)

Balance – June 30, 2001	45,466,500	455	380,765		(332,591)	48,629

Net loss	—	—	—	—	(41,281)	(41,281)

Balance – June 30, 2002	45,466,500	455	380,765		(373,872)	7,348

Net loss	—	—	—	—	(18,202)	(18,202)

Balance – June 30, 2003	45,466,500	455	380,765		(392,074)	(10,854)

Net loss	—	—	—	—	(9,204)	(9,204)

Balance – June 30, 2004	45,466,500	455	380,765	—	(401,278)	(20,058)

Return and cancellation of common stock	(37,500,000)	(375)	375	—	—	—

Issue of common stock for acquisition of assets from VisualMED Clinical Solutions Corporation	31,866,000	319	3,681	—	—	4,000

Issue of common stock for cash at $0.75 per share, net of financing costs of $18,750	2,275,567	23	1,687,902	—	—	1,687,925

Issue of common stock for services at $2.50 per share	40,000	—	100,000	—	—	100,000

Issue of common stock by exercise of cashless warrants at $0.001 per share	233,333	2	(2)	—	—	—

Stock-based compensation	—	—	4,514,285	—	—	4,514,285

Foreign currency translation adjustment	—	—	—	(7,171)	—	(7,171)

Net loss	—	—	—	—	(6,301,451)	(6,301,451)

Balance – June 30, 2005	42,381,400	424	6,687,006	(7,171)	(6,702,729)	(22,470)

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit (continued)
For the Period from September 7, 1999 (Date of Inception) to June 30, 2006
(expressed in U.S. dollars)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total

	Common Stock

	Number	Amount
	#	$	$	$	$	$

Balance – June 30, 2005	42,381,400	424	6,687,006	(7,171)	(6,702,729)	(22,470)

Issue of common stock for cash at $0.49 per share upon exercise of stock options	30,500	—	14,945	—	—	14,945

Issue of common stock for cash at $1.25 per share upon exercise of warrants	1,080,678	11	1,350,836	—	—	1,350,847

Issue of common stock to settle notes payable upon exercise of warrants	932,767	9	1,165,950	—	—	1,165,959

Issue of common stock for cash at $1.90 per share upon exercise of stock options	7,000	—	13,300	—	—	13,300

Issue of common stock at $0.00001 per share upon exercise of stock options	1,596,000	16	(16)	—	—	—

Stock-based compensation	—	—	4,655,200	—	—	4,655,200

Foreign currency translation adjustment	—	—	—	(106,582)	—	(106,582)

Net loss	—	—	—	—	(7,079,106)	(7,079,106)

Balance – June 30, 2006	46,028,345	460	13,887,221	(113,753)	(13,781,835)	(7,907)

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

The Company’s new business plan involves the distribution of medical software, and the Company, in connection with the closing of the Agreement discussed above, decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At June 30, 2006, the Company had a working capital deficiency of $74,429 and has incurred losses of $13,781,835 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares excludes all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totalled approximately 1,132,000 as of June 30, 2006.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

i)	Financial Instruments

The carrying value of cash, accounts receivable, advances to related parties, accounts payable, accrued liabilities, notes payable and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. For the year ended June 30, 2006, revenue from one customer represented 52% of total revenue and from a second customer represented 46% of total revenue.

j)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts and also includes related support and implementation costs.

k)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $35,000 during the year ended June 30, 2006 for annual license renewal fees, which are recognized in revenue over the term of the license. At June 30, 2006, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $17,292. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended June 30, 2006 and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

m)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options and had no unvested share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3.	Prepaid expenses

As at June 30, 2006 and 2005, the following comprises prepaid expenses:

	June 30, 2006 $	June 30, 2005 $

Directors and officers insurance	33,640	—
Prepaid expenses related to Medicool contract	204,587	427,935
Other	11,290	26,842

	249,517	454,777

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.	Advances to Related Parties

		June 30, 2006 $	June 30, 2005 $

Advances to employees	(a)	30,175	—
Due from Visual Healthcare Corporation, an affiliated company	(b)	—	664
Due from VisualMED Clinical Systems Inc., an affiliated company	(c)	—	56,601

		30,175	57,265

a)	Advances to employees of $30,175 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

b)

At June 30, 2005, the Company was owed $664 from its parent company, Visual Healthcare Corporation (“VHCC”). The amount represented cash advances, was unsecured, non-interest bearing and had no specific terms of repayment. During the year ended June 30, 2006, this amount was repaid in full.

c)

At June 30, 2005, the Company was owed $56,601 from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VHCC. The amount represented cash advances, was unsecured, non-interest bearing and had no specific terms of repayment.
During the year ended June 30, 2006, this amount was repaid in full.

5..	Property and Equipment

	Cost $	Accumulated Amortization $	June 30,2006 Net carrying value $	June 30, 2005 Net carrying value $

Computer hardware	52,386	14,363	38,023	8,414
Computer software	23,998	8,125	15,873	6,523
Office furniture	12,558	3,430	9,128	10,654
Leasehold improvements	9,670	2,940	6,730	7,799

	98,612	28,858	69,754	33,390

Assets under capital lease are included in office furniture with a cost of $11,599. During the year ended June 30, 2006, the Company recognized accumulated amortization of assets under capital lease of $3,133 (June 30, 2005 – $649).

6.	Accrued Liabilities

As at June 30, 2006 and 2005, the following comprises accrued liabilities:

	June 30, 2006 $	June 30, 2005 $

Salaries, wages and vacation pay	112,276	46,330
Professional fees	35,000	50,000
Other	8,250	9,020

	155,526	105,350

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.	Asset Acquisition

Pursuant to an Agreement dated September 23, 2004, which closed on October 13, 2004, the Company issued 31,866,000 split-adjusted restricted shares of common stock to Visual Healthcare Corporation (“VHCC”) in exchange for certain assets of VHCC consisting of property and equipment, a suite of clinical software modules that are the key components of a Clinical Information System for healthcare facilities, all the issued and outstanding common shares of VisualMed Marketing Inc., and other assets.

The Company completed the Agreement by completing a private placement of 2,275,567 units at $0.75 per unit to settle outstanding notes payable of $1,674,612 and accrued interest of $32,063. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to acquire an additional share at a price of $1.25 per share for a period up to two years from the closing date of the private placement. The Company also paid ongoing operating costs of VCSC from July 1, 2004 to closing of the Agreement, to maintain the ongoing operating costs of VCSC. The Company also requested back to treasury and cancelled 37,500,000 split-adjusted common shares, previously issued to two former directors of the Company, for no consideration. The 31,866,000 split-adjusted restricted shares of common stock were issued to VHCC.

As a result of the above transactions VHCC controlled 80% of the outstanding common shares of the Company. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, as all but a de minimis amount of the fair value of the transferred assets is represented by the software modules. These modules must be modified before implementation by any potential customers. There were no prior sales by VHCC related to these modules. The transferred assets have been recorded at the book value of the transferor, VHCC, as this is a related party transaction. Acquisition costs of $13,000 associated with this acquisition were charged to operations.

$

Property and equipment	4,000
Software modules	—
Common shares of VisualMed Marketing, Inc. (an inactive company)	—

Paid by the issue of 31,866,000 split-adjusted common shares	4,000

8.	Notes Payable

In addition to the notes payable issued as described in Note 7, the Company issued notes payable for cash proceeds of $1,165,959 which bore interest at 10% per annum. On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at $1.25 per share to settle notes payable of $225,671. On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at $1.25 per share to settle notes payable of $940,288. A gain on forgiveness of interest expense was recorded during the year ended June 30, 2006 in the amount of $7,655.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Related Party Transactions/Balances

a)

The Company is indebted to a director and an officer for $NIL (2005 - $9,230), representing expenses incurred on behalf of the Company. These amounts are included in accounts payable and are unsecured, non-interest bearing and have no specific terms of repayment.

b)

The Company is owed $NIL (2005 - $664) from its parent company, Visual Healthcare Corporation (“VHCC”). The Company is owed $NIL (2005 - $56,601) from VisualMED Clinical Systems Inc., a wholly-owned subsidiary of VHCC. These amounts represent cash advances, are unsecured, non-interest bearing and have no specific terms of repayment.

	c)	During the year ended June 30, 2006, the Company incurred $NIL (2005 - $45,000) in management fees paid to its parent company, Visual Healthcare Corporation.

	d)	During the year ended June 30, 2006, the Company incurred $51,405 (2005 - $13,565) in consulting fees paid to a family member of the Company’s Chief Executive Officer.

e)

At June 30, 2004, the former President of the Company was owed $12,219 for expenses incurred on behalf of the Company. During the year ended June 30, 2005, the former President incurred an additional $470 on behalf of the Company. The balance owing of $12,689 was forgiven and is included in the statement of operations for the year ended June 30, 2005.

10.	Capital Lease Obligation

During the year ended June 30, 2005, the Company entered into a leasing arrangement involving office furniture and equipment. The lease is for a three year term and requires monthly payments of $340 (CDN $417) per month.

The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of June 30, 2006.

$

2007	4,491
2008	3,368

Total minimum lease payments	7,859
Less: Amounts representing interest	(676)

Present value of net minimum lease payments	7,183
Current portion of obligations under capital leases	(3,951)

Long-term obligations under capital leases	3,232

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

11.	Preferred Stock

On January 12, 2006, the Company restated its Articles of Incorporation to increase the authorized share capital to 125,000,000 shares consisting of 100,000,000 shares of common stock, and 25,000,000 shares of preferred stock, of which 15,000,000 have been designated as Series A 10% Cumulative Preferred Stock.

The Series A 10% Cumulative Preferred Stock has a par value of $0.00001 per share, a stated value of $1.00 per share and are non-voting. The holders of the Series A Preferred Stock will be entitled to receive an annual dividend equal to 10% per annum of the stated value of $1.00 per share payable, at the option of the Board of Directors, in either cash or in shares of Series A Preferred Stock.

12.	Common Stock

Year ended June 30, 2006

	a)	On June 21, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.00001 per share.

	b)	On June 15, 2006, the Company issued 80,000 shares of common stock upon the exercise of 80,000 options at an exercise price of $0.00001 per share.

	c)	On June 15, 2006, the Company issued 154,000 shares of common stock upon the exercise of 154,000 options at an exercise price of $0.00001 per share.

	d)	On June 5, 2006, the Company issued 200,000 shares of common stock upon the exercise of 200,000 options at an exercise price of $0.00001 per share.

	e)	On June 5, 2006, the Company issued 5,500 shares of common stock upon the exercise of 5,500 options at an exercise price of $0.49 per share for proceeds of $2,695.

	f)	On May 24, 2006, the Company issued 125,000 shares of common stock upon the exercise of 125,000 options at an exercise price of $0.00001 per share.

	g)	On May 8, 2006, the Company issued 3,500 shares of common stock upon the exercise of 3,500 options at an exercise price of $1.90 per share for proceeds of $6,650.

	h)	On May 8, 2006, the Company issued 23,500 shares of common stock upon the exercise of 23,500 options at an exercise price of $0.00001 per share.

	i)	On April 21, 2006, the Company issued 3,500 shares of common stock upon the exercise of 3,500 options at an exercise price of $1.90 per share for proceeds of $6,650.

	j)	On April 21, 2006, the Company issued 20,000 shares of common stock upon the exercise of 20,000 options at an exercise price of $0.49 per share for proceeds of $9,800.

	k)	On April 21, 2006, the Company issued 262,000 shares of common stock upon the exercise of 262,000 options at an exercise price of $0.00001 per share.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.	Common Stock (continued)

	l)	On April 3, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.49 per share for proceeds of $2,450.

	m)	On April 3, 2006, the Company issued 241,500 shares of common stock upon the exercise of 241,500 options at an exercise price of $0.00001 per share.

	n)	On March 24, 2006, the Company issued 68,616 shares of common stock upon the exercise of 68,616 warrants at an exercise price of $1.25 per share for proceeds of $85,770.

	o)	On March 13, 2006, the Company issued 53,207 shares of common stock upon the exercise of 53,207 warrants at an exercise price of $1.25 per share for proceeds of $66,509.

	p)	On March 6, 2006, the Company issued 178,031 shares of common stock upon the exercise of 178,031 warrants at an exercise price of $1.25 per share for proceeds of $222,539.

	q)	On March 3, 2006, the Company issued 505,000 shares of common stock upon the exercise of 505,000 options at an exercise price of $0.00001 per share.

	r)	On January 20, 2006, the Company issued 136,448 shares of common stock upon the exercise of 136,448 warrants at an exercise price of $1.25 per share for proceeds of $170,560.

	s)	On December 14, 2005, the Company issued 138,240 shares of common stock upon the exercise of 138,240 warrants at an exercise price of $1.25 per share for proceeds of $172,800.

	t)	On December 2, 2005, the Company issued 100,332 shares of common stock upon the exercise of 100,332 warrants at an exercise price of $1.25 per share for proceeds of $125,415.

	u)	On November 4, 2005, the Company issued 67,984 shares of common stock upon the exercise of 67,984 warrants at an exercise price of $1.25 per share for proceeds of $84,980.

	v)	On October 7, 2005, the Company issued 137,800 shares of common stock upon the exercise of 137,800 warrants at an exercise price of $1.25 per share for proceeds of $172,250.

	w)	On September 6, 2005, the Company issued 200,020 shares of common stock upon the exercise of 200,020 warrants at an exercise price of $1.25 per share for proceeds of $250,025.

	x)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at an exercise price of $1.25 per share to settle notes payable of $225,671.

	y)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at an exercise price of $1.25 per share to settle notes payable of $940,288.

Year Ended June 30, 2005:

	aa)	On April 15, 2005, the Company issued 73,333 split-adjusted shares of common stock upon the exercise of 73,333 warrants at an exercise price of $0.001 per share.

	bb)	On March 24, 2005, the Company issued 15,000 split-adjusted shares of common stock at a fair value of $37,500 for professional services rendered.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.	Common Stock (continued)

cc)	On March 23, 2005, the Company issued 25,000 split-adjusted shares of common stock at a fair value of $62,500 for consulting services rendered.

dd)

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

ee)

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

ff)	The Company issued 233,333 split-adjusted shares of common stock by the exercise of 233,333 warrants at an exercise price of $0.001 per share.

gg)

On October 25, 2004, the Company declared a stock dividend of one additional share of common stock for each two shares of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the stock dividend.

hh)	On October 13, 2004, the Company issued 31,866,000 split-adjusted shares of common stock at a fair value of $4,000 for the acquisition of certain assets acquired from VCSC as described in Note 7.

ii)	On October 13, 2004, 37,500,000 split-adjusted shares previously issued to two directors of the Company were returned to treasury and cancelled for no consideration.

13.	Stock Options and Share Purchase Warrants

(i)	Stock Options

Effective March 2, 2006, the Company filed a Form S-8 Registration Statement in connection with its 2006 Non-Qualified Stock Option Plan (“the “2006 Plan”) allowing for the direct award to directors, officers, employees and consultants of shares or stock options to acquire up to a total of 2,500,000 common shares in the aggregate. During the year ended June 30, 2006, the following stock options were granted:

Grant date	# of Options	Exercise Price	Expiry Date

March 1, 2006	595,500	0.49	March 1, 2011
March 3, 2006	1,200,000	0.00001	March 2, 2011
March 10, 2006	416,000	1.90	March 11, 2011
March 10, 2006	159,500	0.00001	March 9, 2011
April 1, 2006	18,000	0.00001	April 1, 2011
April 2, 2006	45,000	0.00001	April 2, 2011
May 23, 2006	125,000	0.00001	May 22, 2011
June 1, 2006	44,000	0.00001	May 31, 2011
June 5, 2006	55,000	0.00001	June 5, 2011
June 15, 2006	60,000	0.00001	June 14, 2011

	2,718,000

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

13.	Stock Options and Share Purchase Warrants (continued)

(i)	Stock Options (continued)

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended June 30, 2006, was $1.76. During the year ended June 30, 2006, the Company recorded stock-based compensation of $4,655,200.

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $
Outstanding, June 30, 2005	—	—
Granted	2,718,000	0.40
Exercised	(1,633,500)	0.02
Cancelled	(200,000)	0.49

Outstanding, June 30, 2006	884,500	1.08

Additional information regarding options outstanding as at June 30, 2006 is as follows:

	Outstanding			Exercisable

Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.00001	110,500	4.69	$0.00001	110,500	$0.00001
$0.49	365,000	4.67	$0.49	365,000	$0.49
$1.90	409,000	4.70	$1.90	409,000	$1.90

	884,500	4.69	$1.08	884,500	$1.08

The weighted average assumptions used are as follows:

	Years Ended
	June 30, 2006 $	June 30, 2005 $
Expected dividend yield	0%	—
Risk-free interest rate	4.67%	—
Expected volatility	68%	—
Expected option life (in years)	2.19	—

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

13.	Stock Options and Share Purchase Warrants (continued)

ii)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price $

Balance, June 30, 2005	2,275,567	1.25
Issued	—	—
Exercised	(2,013,445)	1.25

Outstanding, June 30, 2006	262,122	1.25

          At June 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

262,122	$1.25	March 23, 2007

14.	Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

15.	Commitments

a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $70,649 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the year ended June 30, 2006, the Company incurred rent expense of $50,858 (2005 - $39,055). Future payments for the next five fiscal years are as follows:

2007	$70,649
2008	$70,649
2009	$70,649
2010	$19,288

$231,235

b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are CAD$642 ending May 5, 2010.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

16.	Income Taxes

At June 30, 2006, the Company had net operating losses for U.S. federal income tax purposes of $2,567,000, which begin expiring in fiscal 2019, and non-capital losses for Canadian income tax purposes of $1,610,000, which begin expiring in fiscal 2012. When the future utilization of some portion of the losses carried forward is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. For the periods ended June 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $867,000 and $594,000, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	37.6%	35.0%
Change in valuation allowance	(37.6%)	(35.0%)

Total income tax expense	—	—

          The deferred tax liabilities and assets as at June 30, 2006 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating losses carried forward	621,000	898,000
- Less valuation allowance	(621,000)	(898,000)

Net deferred tax asset and liability	—	—

          The deferred tax liabilities and assets as at June 30, 2005 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating losses carried forward	217,000	466,000
- Less valuation allowance	(217,000)	(466,000)

Net deferred tax asset and liability	—	—

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A.	CONTROLS AND PROCEDURES.

          As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.	OTHER INFORMATION.

          None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of June 30, 2006:

Name	Age	Position Held

Gerard Dab	58	Chief Executive Officer, Secretary and Director
Arthur Gelston MD	57	President, Chief Science Officer and Director
Barry Scharf	61	Chief Operating Officer and Vice President of Client Services
Larry Kurlender	60	Chief Financial Officer, Treasurer and Principal Accounting Officer
Jayne H. Kirby	48	Vice President of Finance
Michel Maksud	48	Vice President of Technology
Philippe Panzini	41	Director
Louis J. Lombardo	62	Director
Chris Marcolefas	39	Director

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

          Larry Kurlender has been our Chief Financial Officer, Treasurer and Principal Accounting Officer since April 2006. He is a Chartered Accountant (CA), and also holds Bachelor of Commerce and MBA degrees from McGill University. Mr. Kurlender has been a practicing CA in his own firm since 1996. Between 1970 and 1996, he has held executive level positions in finance and in management in 3 different companies.

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

          Chris Marcolefas has been Vice President of Operations at TouchTunes Music Corporation (TouchTunes), a private company involved with various interactive, music-on-demand applications since June 2004.  Mr. Marcolefas has been with TouchTunes since January 1998, holding various positions, such as, Director Finance, Chief Financial Officer, Vice President Business Development and Consultant.Prior to joining TouchTunes, he held management positions at the NBG Bank and was a senior auditor at Ernst & Young. He received his Bachelor of Commerce degree in 1989 and Diploma in Accountancy in 1990 from Concordia University in Montreal.  Mr. Marcolefas is a member of the Canadian Institute of Chartered Accountants.

          All directors of the company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Committees and Meetings

          During fiscal 2006, our Board of Directors held four meetings. We presently do not have a nominating committee. However, our Board of Directors is considering establishing this committee during the current fiscal year. Currently, our Board of Directors makes the decisions regarding director nominations. We have an audit committee and disclosure committee.

Audit Committee; Audit Committee Financial Expert

          Our audit committee consists of Chris Marcolefas and Louis J. Lombardo. Mr. Marcolefas is our audit committee financial expert as defined under rule 401(e) of Regulation S-B. We have adopted an Audit Committee Charter, which is an exhibit to this annual report on Form 10-KSB.

Disclosure Committee

          Our disclosure committee consists of Gerard Dab and Barry Scharf. The disclosure committee was established to ensure that all material information about our company and our business is properly disclosed in a timely manner. We have adopted a Disclosure Committee Charter, which is an exhibit to this annual report on Form 10-KSB. The committee has hired Michel Dab as an independent consultant.

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

          Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended June 30, 2006, all the Reporting Persons complied with all applicable filing requirements.

ITEM 10.	EXECUTIVE COMPENSATION.

          The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

	Annual Compensation				Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Gerard Dab CEO, Secretary & Director	2005 2006	150,638 168,170	– –	– –	– –	– –	– –	– –

Arthur Gelston President, Chief Science Officer and Director	2005 2006	– –	– –	– –	– –	– –	– –	– –

Barry Scharf COO and Vice-President Client Services	2005 2006	130,552 168,170	– 4,485	– –	– –	130,000 100,000	– –	– –

Larry Kurlender CFO, Treasurer, Principal Accounting Officer	2006	1	–	–	–	–	–	–

Jayne H. Kirby Vice-President Finance	2005 2006	86,365 96,410	– –	– –	– –	100,000 100,000	– –	– –

Michel Maksud Vice-President Technology	2005 2006	– –	– –	– –	– –	– 200,000	–	– –

Philippe Panzini Director	2005 2006	– 19,000	– –	– –	– –	– –	– –	– –

Louis J. Lombardo Director	2005 2006	– –	– –	– –	– –	– –	– –	– –

Chris Marcolefas Director	2005 2006	– –	– –	– –	– –	– –	– –	– –

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

Larry Kurlender

          We have an employment agreement with Larry Kurlender dated as of April 1, 2006, pursuant to which Mr. Kurlender serves as our Chief Financial Officer. The agreement terminates on March 31, 2011, unless earlier terminated pursuant to the terms of the agreement. The agreement provides for a base salary of CDN$1 for each year of the employment term. In addition, under the agreement, Mr. Kurlender is eligible for an annual bonus which may include options issued under our Nonqualified Stock Option Plan, as determined by the Board of Directors. The agreement provides that Mr. Kurlender’s employment may be terminated at the election of the Board of Directors upon his disability or for serious reason (as defined in the agreement).

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

Option/SAR Grants

          The company has a nonqualified stock option plan under which each of Jayne H. Kirby and Michel Maksud have been granted options to purchase 200,000 shares of our common stock, and Barry Scharf has been granted options to purchase 230,000 shares of our common stock. Please refer to Item 5 of this Form 10-KSB for a description of the nonqualified stock option plan. We have no retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)		(d)		(e)		(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)		Market Price on Date of Grant		Expiration Date

Barry Scharf	130,000 100,000	5.2 4	% %	$ $	0.49 1.90	$ $	2.06 2.02	03/01/11 03/11/11
Jayne H. Kirby	100,000 100,000	4 4	% %	$ $	0.49 1.90	$ $	2.06 2.02	03/01/11 03/11/11
Michel Maksud	100,000 100,000	4 4	% %	$ $	0.49 1.90	$ $	2.06 2.02	03/01/11 03/11/11

Long-Term Incentive Plan Awards

          We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

          We do intend to pay our directors for their work as board members with a yearly honorarium not to exceed $25,000. We do intend to grant our directors options for serving on our board of directors. For fiscal 2006, we have not determined the compensation that we may grant our directors.

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

          Officers and directors are covered under the company’s officers and directors insurance policies.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth information concerning the beneficial ownership of our common stock as of September 27, 2006, by:

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

Name and Address(1)(2)	Number of Shares	Percent of Shares(%)(3)

Gerard Dab(4)	—	—
Arthur Gelston(4)	—	—
Barry Scharf(5,7)	360,000	*
Michel Maksud(7)	200,000	—
Jayne H. Kirby(5,7)	300,000	*
Larry Kurlender	—	—
Louis J. Lombardo	—	—
Philippe Panzini	—	—
All named executive officers and directors as a group	—	—
Visual Healthcare Corp. (f.k.a. VisualMED Clinical Systems Corp.)(6)	24,054,291	52%

*	less than 1%.

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

(3)

The percent of class is based on 46,038,345 shares of common stock issued and outstanding as of September 27, 2006 and warrants to purchase 1,146,622 shares of our common stock that are exercisable within 60 days of such date.

(4)

Mr. Dab and Dr. Gelston may be deemed to beneficially own the 24,054,291 shares owned by VHCC as a result of their position as director of, and their respective equity interest in, that company (See Note 5 below). Each of these individuals disclaim beneficial ownership of these shares.

(5)

Barry Scharf and Jayne H. Kirby have the right to purchase 130,000 and 100,000 shares, respectively, of our common stock held by VHCC, pursuant to a call right agreement between each of these individuals and VHCC at a price of $0.49 per share. These rights are immediately exercisable and terminate on October 27, 2009.

(6)

The address of VHCC is 790 Rockland, Outremont, Quebec Canada H2V 2Z6. Gerard Dab owns 6,545,877 common shares of VHCC or 13.2% of its total outstanding shares. Art Gelston, MD owns 6,054,140 shares of VHCC or 12.2% of its total outstanding shares. Philippe Panzini owns 430, 215 common shares of VHCC or 0.9% of its total outstanding shares. Lombardo Consulting LP, which is controlled by Louis J. Lombardo, owns 1,948,579 common shares of VHCC or approximately 4% of its total outstanding shares. Jayne H. Kirby owns 2,018,054 common shares of VHCC or 4.1% of its total outstanding shares. Barry Scharf owns 2,035,357 common shares of VHCC or 4.1% of its total outstanding shares.

(7)

Barry Scharf, Jayne H. Kirby and Michel Maksud have options to purchase 130,000, 100,000, and 100,000 shares, respectively, of our common stock at a price of $0.49 per share. These rights are immediately exercisable and terminate on March 1, 2011. Each of Barry Scharf, Jayne H. Kirby and Michel Maksud also have the right to purchase 100,000 shares of our common stock at a price of $1.90 per share. These rights are immediately exercisable and terminate on March 11, 2011

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          One of our directors, Louis J. Lombardo, is a member of Rutherford Marketing LLC. Under a marketing agreement between the Company and Rutherford, Rutherford earns commissions on the sale of the VisualMED products. Rutherford did not earn any commissions from the Company during fiscal 2006.

          VHCC owns approximately 52% of our issued and outstanding common stock. As a result, VHCC is able to significantly influence matters requiring approval of our stockholders, including the election of directors and the determination of significant corporate actions.

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

4.1

VisualMED Clinical Solutions Corp. 2006 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-132179), filed with the SEC on March 2, 2006).

4.2	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-132179), filed with the SEC on March 2, 2006).

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

10.9

Employment Agreement, dated as of October 25, 2004, by and between Gerard Dab and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.10

Employment Agreement, dated as of October 25, 2004, by and between Barry Scharf and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.11

Employment Agreement, dated as of October 25, 2004, by and between Jayne Kirby and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.12	Employment Agreement, dated as of April 1, 2006, by and between Larry Kurlender and the Company.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

99.2	Disclosure Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 13 of Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table sets forth the aggregate fees billed to us for professional audit services rendered by Manning Elliot for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for such periods and fees billed for other services rendered by Manning Elliot for such periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Fiscal Year Ended June 30, 2006		Fiscal Year Ended June 30, 2005

Annual audit fees(1)	$ $	47,525	$19,000
Audit related fees(2)		$10,500	13,775
Tax fees(3)		—	—
All other fees(4)

Total fees for services	$ $	58,025	$32,775

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of September 2006.

VISUALMED CLINICAL SOLUTIONS CORP.
(Registrant)

By:	/s/ Gerard Dab

Gerard Dab
Principal Executive Officer, Secretary and
a member of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Gerard Dab	Principal Executive Officer,	September 27 , 2006
Secretary and a member of the
Gerard Dab	Board of Directors

/s/ Arthur Gelston MD	President, Chief Science Officer	September 27, 2006
and a member of the Board of
Arthur Gelston MD	Directors

/s/ Larry Kurlender	Principal Financial Officer,	September 27, 2006
Principal Accounting Officer and
Larry Kurlender	Treasurer

/s/ Jayne H. Kirby	Vice President of Finance	September 27, 2006

Jayne H. Kirby

/s/ Louis J. Lombardo	A member of the Board of	September 27, 2006
Directors
Louis J. Lombardo

/s/ Philippe Panzini	A member of the Board of	September 27, 2006
Directors
Philippe Panzini

/s/ Chris Marcolefas	A member of the Board of	September 27, 2006
Directors
Chris Marcolefas

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 22, 2005).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

4.1

VisualMED Clinical Solutions Corp. 2006 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-132179), filed with the SEC on March 2, 2006).

4.2	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-132179), filed with the SEC on March 2, 2006).

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

10.9

Employment Agreement, dated as of October 25, 2004, by and between Gerard Dab and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.10

Employment Agreement, dated as of October 25, 2004, by and between Barry Scharf and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.11

Employment Agreement, dated as of October 25, 2004, by and between Jayne Kirby and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.12	Employment Agreement, dated as of April 1, 2006, by and between Larry Kurlender and the Company.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

99.2	Disclosure Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 13 of Form 10-KSB.