Form 10QSB
period 2006-09-30
VisualMED Clinical Solutions Corp.
filed 2006-11-13
CIK 1102942

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended – September 30th 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ____________

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2006, the issuer had 46,863,345 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
(unaudited)

	September 30, 2006 $	June 30, 2006 $
Assets

Current Assets

Cash	2,813	10,976
Accounts receivable	—	2,550
Advances to related parties (Note 4)	24,846	30,175
Prepaid expenses (Note 3)	29,426	249,517
Inventory	13,587	13,587
Other assets	9,599	16,319

Total Current Assets	80,271	323,124

Property and Equipment (Note 5)	73,053	69,754

Total Assets	153,324	392,878

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	162,551	220,785
Accrued liabilities (Note 6)	156,346	155,526
Current portion of capital lease obligation	4,045	3,951
Deferred revenue	256,542	17,291
Other liabilities	90,086	—

Total Current Liabilities	669,570	397,553

Capital Lease Obligation	2,179	3,232

Total Liabilities	671,749	400,785

Commitments (Notes 1 and 11)

Stockholders’ Deficit
Preferred Stock,
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001;
Issued and outstanding: nil shares	—	—
Authorized:10,000,000 shares, Undesignated; par value $0.00001;
Issued and outstanding: nil shares	—	—
Common Stock,
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 46,038,345 shares (2006 - 46,028,345 shares)	460	460
Additional Paid-in Capital	14,855,866	13,887,221
Accumulated Other Comprehensive Loss	(115,909)	(113,753)
Deficit Accumulated During the Development Stage	(15,258,842)	(13,781,835)

Total Stockholders’ Deficit	(518,425)	(7,907)

Total Liabilities and Stockholders’ Deficit	153,324	392,878

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to September 30, 2006 $	For the Three Months Ended September 30, 2006 $	For the Three Months Ended September 30, 2005 $

Revenue	317,696	8,750	—
Cost of sales	179,467	4,238	—

Gross Profit	138,229	4,512	—

Expenses
Customer service	1,187,243	140,089	101,453
Amortization	35,569	8,055	2,992
Development costs	1,787,416	132,964	217,377
General and administration	2,924,610	178,817	180,719
Sales and marketing	4,665,132	1,021,660	46,200

Total Expenses	10,599,970	1,481,585	548,741

Net Loss From Operations	(10,461,741)	(1,477,073)	(548,741)

Other Income (Expenses)
Interest	(38,249)	(168)	—
Financing costs	(4,514,285)	—	—
Foreign exchange gain	137,510	234	17,423
Gain on forgiveness of interest	7,655	—	—
Gain on forgiveness of debt	12,689	—	—

Net Loss Before Discontinued Operations	(14,856,421)	(1,477,007)	(531,318)

Discontinued Operations	(402,421)	—	—

Net Loss	(15,258,842)	(1,477,007)	(531,318)

Other Comprehensive Loss
Foreign currency translation adjustments	(115,909)	(2,156)	1,136

Comprehensive Loss	(15,374,751)	(1,479,163)	(530,182)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.01)

Weighted Average Shares Outstanding		46,038,000	42,855,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30, 2006 $	For the Three Months Ended September 30, 2005 $
Operating Activities
Net loss	(1,477,007)	(531,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,055	2,992
Gain on foreign exchange	—	(15,196)
Stock-based compensation	963,746	—

Changes in operating assets and liabilities
Prepaid expenses	220,076	2,152
Inventory	—	(73,936)
Other assets	6,700	(16,659)
Deferred revenue	239,250	47,250
Advances and receivables	7,902	(5,984)
Accounts payable and accrued liabilities	(57,321)	14,044
Other liabilities	90,086	—

Net Cash Provided By (Used In) Operating Activities	1,487	(576,655)

Investing Activities
Purchase of property and equipment	(11,575)	(13,110)

Net Cash (Used In) Investing Activities	(11,575)	(13,110)

Financing Activities
Proceeds from the sale of common stock	4,900	250,025
Repayment of capital lease obligation	(927)	—
Proceeds from notes payable	—	529,290

Net Cash Provided By Financing Activities	3,973	779,315

Effect of Exchange Rate Changes on Cash	(2,048)	1,883

Increase (Decrease) in Cash	(8,163)	191,433
Cash – Beginning of Period	10,976	348,410

Cash – End of Period	2,813	539,843

Non-Cash Financing Activities
Common stock issued for settlement of notes payable and accrued interest, net	—	1,165,959

Supplemental Disclosures
Interest paid	—	—
Income taxes paid	—	—

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operation and Continuance of Business

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corporation on November 30, 2004. The Company’s majority shareholder is Visual Healthcare Corporation which is a Nevada Corporation, based in Montreal, Canada.

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At September 30, 2006, the Company had a working capital deficiency of $589,299 and has incurred losses of $15,258,842 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in Form 10-KSB for the year ended June 30, 2006.

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

f)	Long-Lived Assets

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

g)	Foreign Currency Transactions

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

h)	Development Costs

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

i)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares excludes all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totalled approximately 1,137,000 as of September 30, 2006.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

j)	Financial Instruments

The carrying value of cash, accounts receivable, advances to related parties, accounts payable, accrued liabilities, notes payable and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. For the three month period ended September 30, 2006, revenue from one customer represented 57% of total revenue and from a second customer represented 43% of total revenue.

k)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts and also includes related support and implementation costs.

l)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $8,750 during the three month period ended September 30, 2006 for annual license renewal fees. At September 30, 2006, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $8,542. During the period ended September 30, 2006, the Company also received $248,000, representing advances paid to the Company in relation to a contract. This amount is record in deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three month period ended September 30, 2006 and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

o)	Income Taxes

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

p)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company had not issued any stock options and had no unvested share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

q)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
 (Unaudited)

2.	Summary of Significant Accounting Principles (continued)

q)	Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

3.	Prepaid expenses

As at September 30, 2006 and June 30, 2006, the following comprises prepaid expenses:

	September 30, 2006 $	June 30, 2006 $

Directors and officers insurance	21,771	33,640
Prepaid expenses related to Medicool contract	—	204,587
Other	7,655	11,290

	29,426	249,517

4.	Advances to Related Parties

	September 30, 2006 $	June 30, 2006 $

Advances to employees	24,846	30,175

	24,846	30,175

Advances to employees of $24,846 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
 (Unaudited)

5.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30,2006 Net carrying value $	June 30, 2006 Net carrying value $

Computer hardware	61,404	19,466	41,938	38,023
Computer software	26,499	10,113	16,386	15,873
Office furniture	12,542	4,052	8,490	9,128
Leasehold improvements	9,658	3,419	6,239	6,730

	110,103	37,050	73,053	69,754

Assets under capital lease are included in office furniture with a cost of $11,599. During the three month period ended September 30, 2006, the Company recognized accumulated amortization of assets under capital lease of $927 (September 30, 2005 - $686).

6.	Accrued Liabilities

As at September 30, 2006 and June 30, 2006, the following comprises accrued liabilities:

	September 30, 2006 $	June 30, 2006 $

Salaries, wages and vacation pay	104,595	112,276
Professional fees	43,500	35,000
Other	8,250	8,250

	156,345	155,526

7.	Preferred Stock

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

8.	Common Stock

a)	On July 5, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.49 per share for proceeds of $2,450.

b)	On July 10, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.49 per share for proceeds of $2,450.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
 (Unaudited)

9.	Stock Options and Share Purchase Warrants

	i)	Stock Options:

The following table summarizes the continuity of the Company’s stock options:

	Number of Shares	Weighted average exercise price $

Outstanding, June 30, 2006	884,500	1.08
Granted	—	—
Exercised	(10,000)	0.49
Cancelled	—	—

Outstanding, September 30, 2006	874,500	1.09

iii)	Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted average exercise price $

Balance, June 30, 2006	262,122	1.25
Issued	—	—
Exercised	—	—

Outstanding, September 30, 2006	262,122	1.25

                    At September 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

262,122	$ 1.25	March 23, 2007

10.	Segment Disclosures

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

a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $70,649 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the three month period ended September 30, 2006, the Company incurred rent expense of $12,981. Future payments for the next four fiscal years are as follows:

2007	$57,668
2008	$70,649
2009	$70,649
2010	$19,288

$218,254

b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are CAD$642 ending May 5, 2010.

c)

On September 1, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 125,000 options pursuant to Company’s Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s Nonqualified Stock Option Plan per contract proposal, and 100,000 options pursuant to Company’s Nonqualified Stock Option Plan upon completion of any sale to a healthcare facility in Italy. On October 6, 2006, the Company granted 375,000 stock options exercisable at $0.00001 per share for a five year term expiring in September, 2011 under the Company’s October 2006 Nonqualified Stock Option Plan. The fair value for options granted was estimated at each measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.35% to 4.51% and an expected volatility of 89% to 93%. During the period ended September 30, 2006, the Company recognized stock based compensation of $663,747.

d)

On September 8, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 150,000 options pursuant to Company’s Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s Nonqualified Stock Option Plan per contract proposal; and 100,000 options pursuant to Company’s Nonqualified Stock Option Plan upon completion of any sale. Further options will be granted in the amount of 75,000 options for the initiation of contact discussions with companies that are publicly listed corporations with sales of more than one billion dollars. On October 16, 2006, the Company granted 150,000 stock options exercisable at $0.00001 per share for a five year term expiring in September, 2011 under the Company’s October 2006 Nonqualified Stock Option Plan. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.54% and an expected volatility of 92%. During the period ended September 30, 2006, the Company recognized stock based compensation of $299,999.

12.	Subsequent Event

On October 4, 2006, the Company filed a Form S-8 Registration Statement in connection with its October 2006 Non-Qualified Stock Option Plan (the “Plan”) allowing for the direct award of shares or stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 common shares. During October 2006, the Company issued 825,000 shares of common stock upon the exercise of 825,000 options at $0.00001 per share under the Plan for no consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          We incurred losses of $1,477,007 for the three months ending September 30, 2006. This compares to $531,318 in the comparable prior year period. The principal components of the loss involved the following:

•	Maintenance and continuing development of our expanding marketing and customer support facilities;

•	operating and maintaining our world-wide state-of-the-art service center capable of supporting client hospitals by remote support technology;

•	newly hired employees and consultants, and increased travel expenses as our business grows in the United States and overseas, and as we continue to pursue contracts and attend industry conferences;

•	software licenses;

•	Stock-based compensation

•	travel and presentation expenses

•	costs related to direct sales approach and first contact with potential client hospitals, from a steadily growing sales funnel comprising over 120 hospitals worldwide.

•	Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

          Operating expenses for the three months ending September 30, 2006 were $1,481,585.

          The main challenges that we will have over the next year will be to continue financing operations, continue building our base of client hospitals and healthcare facilities, marketing of our modules and concluding strategic alliances to help us penetrate specific marketplaces in promising geographies. We now have a round the clock support service which we offer to our clients, capable of providing on the spot assistance to our growing customer base.

          During the three month period ended September 30, 2006, we have begun to implement our system in the Colorectal Surgery Department of Montreal’s Jewish General Hospital, and are near to the conclusion of an agreement to implement another hospital in the Montreal area. We have teamed with Post Logic, a French software firm, and expect our technology will aid them to successfully bid for key French government healthcare information system contracts. French institutions are being mandated by law to deploy large scale fully shareable electronic medical records across France.

          In this period we have also invested in system configurations designed for smaller doctors’ practices, private laboratories and clinics. One of the unique aspects of our system is that it is fully scaleable, and therefore affordable to smaller consumers.

          We continue to implement our marketing and sales strategy for the VisualMED system, and other product lines in development. We have hired, and intend to continue hiring, sales and marketing executives and consultants as our business grows.

          Our sales effort will continue targeting regions where current legal regulations encourage the adoption of our clinical management modules, as well as areas in close proximity to our existing sites in Wichita, Kansas, Battle Creek, Michigan, El Paso, Texas and Montreal. These markets are being aggressively pursued through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators.

          Negotiations are on going with several hospital management groups in Italy and France for the implementation of our clinical modules, and we are continuing to respond to requests for proposals from hospitals in Canada, France, Italy, and the United States.

          In July, we entered into a preliminary OEM licensing agreement with Peloton Solutions Inc., of Littleton Colorado, a provider of leading-edge IT solutions to law enforcement agencies. Peloton’s flagship product, the Longarm Record Management System (RMS) focuses on streamlining records management in the Public Safety marketplace. The agreement will allow Peloton to offer to that industry a VisualMED security system that has been validated to meet the most stringent confidentiality requirements of medical records. Peloton will integrate and offer the VisualMED biometric technology to its clients, who typically pay a monthly or yearly fee for using their system. VisualMED will get a steady royalty stream from the wide distribution of its system. VisualMED’s proprietary biometric technology exceeds even the most stringent standards currently existing in law enforcement because of our need to comply with the Health Insurance Portability and Accountability Act ( HIPAA).

          In the Middle East, The Tunisian Minister of Health is set for a review of our pilot project with Habib Thameur Hospital in Tunis.

          In Saudi Arabia, we have signed a representation agreement with International Test Systems of Riyadh, Saudi Arabia. The agreement is the result of a year-long collaboration with interested parties in the Middle East. Initial efforts have focused on identifying a suitable “first site” through which VisualMED technology will be showcased for potential clients in Saudi Arabia, the United Arab Emirates, and Lebanon. System demonstrations have been organized at a number of hospitals. ITS is well established in the Middle East, with significant experience in complex system implementation and validation. As well, ITS, through its own partnership programs, brings broad-based business expertise to the relationship. This expertise will be critical in the implementation of any large scale healthcare informatics projects.

          In terms of the VisualMED technology itself, the platform on which the system operates has undergone a significant improvement, in anticipation of Microsoft’s new Dot-Net operating system. Dot-Net will replace the Windows Win32 operating system, in existance for more than a decade, and new VisualMED components have been, and continue to be, developed, capable of communicating with Dot-Net. The first components undergoing redesign included VisualMED’s load balancing process. The load balancing process ensures timely access by users to servers and business objects in the application tier of VisualMED’s state-of-the-art n-tier application. For us the practical benefits of this shift to the Dot-Net environment include more cost-effective development over time and increasing attractive pricing for our system. The system upgrade will also render VisualMED more attractive to individual doctors’ offices and smaller group practices, where rapid series’ of fast implementations with extremely low integration costs, executed over a matter of days, could significantly boost our market presence in the short term. While our original development efforts involved programming languages whose use ensured overall high quality of code, moving to Dot-Net brings advantages that carry over to future development. The Quality-Assurance process is now more fully integrated with programming, bringing benefits to our programming staff and all system users.

Subsequent Events

          On October 4, 2006, the Company filed its October 2006 Non-Qualified Stock Option Plan (incorporated herein by reference).

Financial Condition, Liquidity and Capital Resources

          During the three months ending September 30, 2006, we recognized revenue of $8,750 from licensing of our product.

          At September 30, 2006, we had a working capital deficiency of $589,299, compared to a working capital deficiency of $74,429 at June 30, 2006. We had cash on hand of $2,813 at September 30, 2006.

          We had a net loss of $1,477,007 and $531,318 for the three month periods ending September 30, 2006 and 2005, respectively.

          At September 30, 2006, our total assets were $153,324, as compared to total assets of $392,878 at June 30, 2006.

          At September 30, 2006, we had pre-paid expenses of $29,426. This amount consisted of $21,771 for directors and officers’ insurance, $3,620 for property taxes and a security deposit of $4,035 for the lease of an automobile for a marketing employee.

          At September 30, 2006, our total liabilities were $671,749, as compared to total liabilities of $400,785 at June 30, 2006.

          We will need to raise additional equity and/or debt financing to sustain operations over the next twelve months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report that was included in our Form 10-KSB for the fiscal year ended June 30, 2006.

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

Long-Lived Assets

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Foreign Currency Transactions/Balances

          Our functional and reporting currency is the United States dollar. The functional currency of the Company’s subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation ”, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Revenue Recognition

          The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition ” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements ”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition ”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts ”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts ”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables ” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $35,000 during the year ended June 30, 2006 for annual license renewal fees, which are recognized in revenue over the term of the license. At June 30, 2006, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $17,291. As at September 30, 2006 the unearned portion was $8,542. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

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

ITEM 3. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2006 the Company issued 5,000shares of common stock upon the exercise of 5,000 options at .49 cents per share for proceeds of $2,450.

On July 10, 2006 the Company issued 5,000shares of common stock upon the exercise of 5,000 options at .49 cents per share for proceeds of $2,450.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Description

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).

	3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.4	VisualMED Clinical Solutions Corp. October 2006 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on October 4, 2006).

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2006.

VISUALMED CLINICAL SOLUTIONS CORP.
(Registrant)

By:	/s/ Gerard Dab

Gerard Dab
Principal Executive Officer, Secretary and a member of the Board of Directors