Form 10QSB
period 2006-12-31
VisualMED Clinical Solutions Corp.
filed 2007-02-14
CIK 1102942

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31st, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to_______________.

Commission file number: 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0436055
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

1035 Laurier Street West
Montreal, Quebec
Canada H2V 2L1
(Address of principal executive offices)

(514) 274-1115
 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 9, 2007 the issuer had 47,553,345 outstanding shares of common stock.

___________________

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Notes to the Financial Statements	F–4

VisualMED Clinical Solutions Corp. (A Development Stage Company) Consolidated Balance Sheets (expressed in U.S. dollars) (unaudited)

	December 31,	June 30,
	2006	2006
	$	$
Assets

Current Assets

Cash	16,587	10,976
Accounts receivable	15,000	2,550
Advances to related parties (Note 3)	26,338	30,175
Prepaid expenses (Note 4)	22,520	249,517
Inventory	13,587	13,587
Other assets	8,073	16,319
Total Current Assets	102,105	323,124

Property and Equipment (Note 5)	62,538	69,754
Total Assets	164,643	392,878

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	691,332	220,785
Accrued liabilities (Note 6)	121,796	155,526
Advances from related parties (Note 7)	29,647	–
Current portion of capital lease obligation	3,969	3,951
Deferred revenue	262,167	17,291
Total Current Liabilities	1,108,911	397,553

Capital Lease Obligation	1,056	3,232
Total Liabilities	1,109,967	400,785

Contingencies and Commitments (Notes 1 and 12)

Stockholders’ Deficit
Preferred Stock, (Note 8)
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001;
No shares issued and outstanding	–	–
Authorized:10,000,000 shares, Undesignated; par value $0.00001;
No shares issued and outstanding	–	–
Common Stock, (Note 9)
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 47,164,345 shares (2006 - 46,028,345 shares)	472	460
Additional Paid-in Capital	16,975,908	13,887,221
Accumulated Other Comprehensive Loss	(25,125)	(113,753)
Deficit Accumulated During the Development Stage	(17,896,579)	(13,781,835)
Total Stockholders’ Deficit	(945,324)	(7,907)
Total Liabilities and Stockholders’ Deficit	164,643	392,878

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp. (A Development Stage Company) Consolidated Statements of Operations (expressed in U.S. dollars) (unaudited)

	Accumulated from	For the		For the
	September 7, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to December 31,	December 31,		December 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	327,070	9,374	154,835	18,124	154,835
Cost of sales	183,526	4,059	101,609	8,298	101,609
Gross Profit	143,544	5,315	53,226	9,826	53,226

Expenses
Customer service	1,488,486	301,243	147,734	441,332	249,187
Amortization	43,988	8,419	5,624	16,474	8,616
Development costs	1,940,994	153,578	227,313	286,542	444,690
General and administration	4,317,923	1,393,312	276,540	1,572,129	457,259
Sales and marketing	5,361,443	696,311	30,367	1,717,971	76,567

Total Expenses	13,152,834	2,552,863	687,578	4,034,448	1,236,319

Net Loss From Operations	(13,009,290)	(2,547,548)	(634,352)	(4,024,622)	(1,183,093)

Other Income (Expenses)
Interest	(38,600)	(351)	–	(519)	–
Financing costs	(4,514,285)	–	–	–	–
Foreign exchange gain (loss)	47,673	(89,836)	49,691	(89,603)	67,114
Gain on forgiveness of interest	7,655	–	–	–	–
Gain on forgiveness of debt	12,689	–	–	–	–

Net Loss Before Discontinued Operations	(17,494,158)	(2,637,735)	(584,661)	(4,114,744)	(1,115,979)

Discontinued Operations	(402,421)	–	–	–	–

Net Loss	(17,896,579)	(2,637,735)	(584,661)	(4,114,744)	(1,115,979)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(25,125)	90,784	(40,143)	88,628	(39,007)

Comprehensive Loss	(17,921,704)	(2,546,951)	(624,804)	(4,026,116)	(1,154,986)

Net Loss Per Share – Basic and Diluted		(0.06)	(0.01)	(0.09)	(0.03)

Weighted Average Shares Outstanding		46,896,000	43,741,000	46,467,000	43,434,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp. (A Development Stage Company) Consolidated Statements of Cash Flows (expressed in U.S. dollars) (unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
	$	$
Operating Activities
Net loss	(4,114,744)	(1,115,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	16,474	8,616
Stock-based compensation	3,083,789	–
Changes in operating assets and liabilities
Accounts receivable	(12,450)	–
Advances to related parties	4,625	(37,518)
Prepaid expenses	226,498	(135,383)
Inventory	–	(50,592)
Other assets	7,526	(6,209)
Accounts payable and accrued liabilities	440,241	10,284
Due to related parties	29,647	–
Deferred revenue	244,875	47,375
Net Cash Used In Operating Activities	(73,519)	(1,279,406)
Investing Activities
Purchase of property and equipment	(11,705)	(36,961)
Net Cash Used In Investing Activities	(11,705)	(36,961)
Financing Activities
Proceeds from the sale of common stock	4,910	805,471
Repayment of capital lease obligation	(1,892)	(1,142)
Proceeds from notes payable	–	514,094
Net Cash Provided By Financing Activities	3,018	1,318,423
Effect of Exchange Rate Changes on Cash	87,817	(41,153)
Increase (Decrease) in Cash	5,611	(39,097)
Cash – Beginning of Period	10,976	348,410
Cash – End of Period	16,587	309,313

Non-Cash Financing Activities
Common stock issued for settlement of notes payable and accrued interest	–	1,165,959

Supplemental Disclosures
Interest paid	538	–
Income taxes paid	–	–

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

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At December 31, 2006, the Company had a working capital deficiency of $1,006,806 and has incurred losses of $17,896,579 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

c)      Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

i)      Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 1,586,000 as of December 31, 2006.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

2.      Summary of Significant Accounting Principles (continued)

j)      Financial Instruments and Concentrations

The carrying value of cash, accounts receivable, advances to related parties, other assets, accounts payable, accrued liabilities and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. For the six month period ended December 31, 2006, revenue from one customer represented 55% (2005 – 0%) of total revenue and from a second customer represented 45% (2005 – 100%) of total revenue.

k)      Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts and also includes related support and implementation costs. Inventory is stated at the lower of cost or net realizable value.

l)      Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $23,750 during the six month period ended December 31, 2006 for annual license renewal fees. At December 31, 2006, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $14,167. During the period ended December 31, 2006, the Company also received $248,000, representing advances paid to the Company in relation to a contract. This amount is record in deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any significant losses from uncollectible accounts. All revenues recorded during the six-month periods ended December 31, 2006 and 2005 were earned from customers domiciled in the United States.

m)     Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three month and six month periods ended December 31, 2006 and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

q)      Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative a qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

2.      Summary of Significant Accounting Principles (continued)

q)      Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.      Advances to Related Parties

	December 31,	June 30,
	2006	2006
	$	$

Advances to employees	26,338	30,175
	26,338	30,175

Advances to employees of $26,338 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

4.      Prepaid expenses

As at December 31, 2006 and June 30, 2006, the following comprises prepaid expenses:
	December 31,	June 30,
	2006	2006
	$	$

Directors and officers insurance	16,450	33,640
Prepaid expenses related to Medicool contract	–	204,587
Other	6,070	11,290
	22,520	249,517

5.      Property and Equipment

		Accumulated	December 31, 2006	June 30, 2006
	Cost	Amortization	Net carrying value	Net carrying value
	$	$	$	$

Computer hardware	59,256	23,744	35,512	38,023
Computer software	25,858	11,867	13,991	15,873
Office furniture	12,004	4,478	7,526	9,128
Leasehold improvements	9,243	3,734	5,509	6,730
	106,361	43,823	62,538	69,754

Assets under capital lease are included in office furniture with a cost of $11,088 (CAD$12,921). During the six month period ended December 31, 2006, the Company recognized accumulated amortization of assets under capital lease of $1,233 (December 31, 2005 - $1,179).

6.      Accrued Liabilities

As at December 31, 2006 and June 30, 2006, the following comprises accrued liabilities:
	December 31,	June 30,
	2006	2006
	$	$

Salaries, wages and vacation pay	110,547	112,276
Professional fees	11,000	35,000
Other	249	8,250
	121,796	155,526

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

7.      Advances from Related Parties

	December 31,	June 30,
	2006	2006
	$	$

Advances from officers	29,647	–
	29,647	–

Advances from officers bear interest at 15% per annum, are unsecured and have no fixed terms of repayment.

8.      Preferred Stock

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

9.      Common Stock

a)	On July 5, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.49 per share for proceeds of $2,450.

b)	On July 10, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.49 per share for proceeds of $2,450.

c)	On October 6, 2006, the Company issued 375,000 shares of common stock upon the exercise of 375,000 options at an exercise price of $0.00001 per share.

d)	On October 16, 2006, the Company issued 175,000 shares of common stock upon the exercise of 175,000 options at an exercise price of $0.00001 per share.

e)	On October 17, 2006, the Company issued 120,000 shares of common stock upon the exercise of 120,000 options at an exercise price of $0.00001 per share.

f)	On October 26, 2006, the Company issued 155,000 shares of common stock upon the exercise of 155,000 options at an exercise price of $0.00001 per share.

g)	On November 13, 2006, the Company issued 200,000 shares of common stock at a fair value of $360,000 in exchange for services pursuant to an investor relations agreement. Refer to Note 12(d).

h)	On November 14, 2006, the Company issued 4,000 shares of common stock upon the exercise of 4,000 options at an exercise price of $0.00001 per share.

i)	On November 16, 2006, the Company issued 97,000 shares of common stock upon the exercise of 97,000 options at an exercise price of $0.00001 per share.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

10.      Stock Options and Share Purchase Warrants

i)      Stock Options:

a)   On September 1, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 125,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan per contract proposal, and 100,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan upon completion of any sale to a healthcare facility in Italy. During the six-month period ended December 31, 2006 the consultant was responsible for five contract proposals and accordingly was granted 250,000 options. The consultant also received the initial grant provision of 125,000 options for a total of 375,000 which were granted on October 6, 2006, exercisable at $0.00001 per share for five year terms expiring between August 31, 2011 and September 28, 2011. The fair value for options granted was estimated at each measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.35% to 4.51% and an expected volatility of 89% to 93%. During the period ended September 30, 2006, the Company recognized stock based compensation of $663,747.

b)   On September 8, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 150,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan per contract proposal; and 100,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan upon completion of any sale. Further options will be granted in the amount of 75,000 options for the initiation of contact discussions with companies that are publicly listed corporations with sales of more than one billion dollars. On October 16, 2006, the Company granted the initial provision of 150,000 stock options exercisable at $0.00001 per share for a five year term expiring on September 7, 2011. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.54% and an expected volatility of 92%. During the period ended September 30, 2006, the Company recognized stock based compensation of $299,999.

c)   On October 16, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant up to 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan per contract proposal; and 100,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan upon completion of any sale. On October 16, 2006, the Company granted 25,000 stock options exercisable at $0.00001 per share for a five year term expiring on October 16, 2011. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.59% and an expected volatility of 88%. During the period ended December 31, 2006, the Company recognized stock based compensation of $45,250.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

10.      Stock Options and Share Purchase Warrants (continued)

i) Stock Options: (continued)

d)   On October 17, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan per contract proposal; and 100,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan upon completion of any sale. The consultant will also receive an additional 15,000 options pursuant to the Company’s October 2006 Nonqualified Stock Option Plan. On October 17, 2006, the Company granted 85,000 stock options exercisable at $0.00001 per share for a five year term expiring on October 16, 2011. On October 26, 2006, the Company granted a further 80,000 stock options exercisable at $0.00001 per share for a five year term expiring on October 25, 2011. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.56% and an expected volatility of 88%. During the period ended December 31, 2006, the Company recognized stock based compensation of $265,550.

e)   On October 17, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 10,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. Further remuneration is payable based on the following performance milestones: 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan per contract proposal; and 100,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan upon completion of any sale. On October 17, 2006, the Company granted 10,000 stock options exercisable at $0.00001 per share for a five year term expiring on October 16, 2011. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.59% and an expected volatility of 88%. During the period ended December 31, 2006, the Company recognized stock based compensation of $17,500.

f)   On November 2, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to a one-time grant of 50,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. On November 16, 2006, the Company granted 50,000 stock options exercisable at $0.00001 per share for a five year term expiring on November 15, 2011. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.16% and an expected volatility of 91%. During the period ended December 31, 2006, the Company recognized stock based compensation of $82,500.

g)   On November 16, 2006, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 75,000 options pursuant to Company’s October 2006 Nonqualified Stock Option Plan. On November 16, 2006, the Company granted 75,000 stock options exercisable at $0.00001 per share for a five year term expiring on November 15, 2011. The fair value for options granted was estimated at the measurement date using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5 years, a risk-free interest rate of 4.16% and an expected volatility of 91%. During the period ended December 31, 2006, the Company recognized stock based compensation of $123,750.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

10.      Stock Options and Share Purchase Warrants (continued)

i) Stock Options: (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average
	Number of	exercise price
	Shares	$

Outstanding, June 30, 2006	884,500	1.08
Granted	1,375,500	0.57
Exercised	(936,000)	0.00001
Cancelled	–	–
Outstanding, December 31, 2006	1,324,000	1.31

During the six-month period ended December 31, 2006, the Company granted 937,000 stock options to purchase shares of common stock at a price below market of $0.00001 per share.

ii)      Share Purchase Warrants:

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average exercise
	Number of	price
	Warrants	$
Balance, June 30, 2006	262,122	1.25
Issued	–	–
Exercised	–	–
Outstanding, December 31, 2006	262,122	1.25

At December 31, 2006, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
262,122	$1.25	March 23, 2007

11.      Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

VisualMED Clinical Solutions Corp. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

12.      Contingencies and Commitments

a)      In November 2004, the Company entered into a lease agreement for office premises at a rate of $67,532 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the six month period ended December 31, 2006, the Company incurred rent expense of $26,156. Future payments for the next five fiscal years are as follows:

2007	$33,766
2008	$67,532
2009	$67,532
2010	$16,883
2011	$-
$185,713

b)      On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are $551 (CAD$642) ending May 5, 2010.

c)      During the six-month period ended December 31, 2006, the Company committed to contingently issue stock options to various consultants as disclosed in Note 10(i) based on the achievement of certain performance conditions.

d)      On November 13, 2006, the Company entered into an investor relations agreement with a consultant and issued 200,000 shares of common stock with a fair value of $360,000 which is included in general and administrative expense. The Company has also agreed to issue the following: 100,000 shares of common stock when the Company’s stock trades at $2.50 per share, 100,000 shares of common stock when the Company’s stock trades at $3.25 per share, and 100,000 shares of common stock when the Company’s stock trades at $3.75 per share. The contingently issuable shares have been recorded at a fair value of $540,000 in additional paid-in capital in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

13. Subsequent Events

a)      The Company granted 20,000 stock options exercisable at a price of $0.00001 per share on or before January 2, 2012.

b)      The Company granted 20,000 stock options exercisable at a price of $0.00001 per share on or before January 15, 2012.

c)      On January 10, 2007, the Company entered into an agreement with an individual to provide consulting services. As consideration for these services, the Company agreed to grant 20,000 options pursuant to Company’s Nonqualified Stock Option Plan. Further granting of stock options may also be made under the agreement. On January 15, 2007, the Company granted 20,000 stock options exercisable at $0.00001 per share for a five year term expiring on January 14, 2012.

d)      The Company issued 49,000 shares of common stock upon the exercise of 49,000 stock options at an exercise price of $0.00001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

     We incurred losses of $4,114,744 for the six months ending December 31, 2006. This compares to $1,115,979 in the comparable prior year period. The principal components of the loss involved the following:

  Maintenance and continuing development of our expanding marketing and customer support facilities;

  operating and maintaining our world-wide state-of-the-art service center capable of supporting client hospitals by remote support technology;

  newly hired employees and consultants, and increased travel expenses as our business grows in the United States and overseas, and as we continue to pursue contracts and attend industry conferences;

  software licenses;

  Stock-based compensation

  travel and presentation expenses

  costs related to direct sales approach and first contact with potential client hospitals, from a steadily growing sales funnel comprising over 120 hospitals worldwide.

  Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

     Operating expenses for the six months ending December 31, 2006 were $4,034,448.

     The main challenges that we will have over the next year will be to continue financing operations, continue building our base of client hospitals and healthcare facilities, new development and marketing of our modules and concluding strategic alliances to help us penetrate specific marketplaces in promising geographical locations. We now offer round the clock support service to our clients. This service is capable of providing on the spot assistance to our growing customer base.

     During the six month period ended December 31, 2006, we started to implement our system in the Colorectal Surgery Department of Montreal’s Sir Mortimer B. Davis Jewish General Hospital. We are continuing our stated program of diversification, adding independent stand-alone modules to our product line. This makes VisualMED both available and affordable to prospective clients, including small practices, clinics and private specialty facilities. Much of our efforts during the quarter went toward development of our recent completed VisualDENTISTRY and VisualANESTHESIOLOGY modules which are now available for implementation. Our new system configurations designed for smaller practices, private laboratories and clinics has made the system even faster to implement and has reduced integration time to one of the most efficient in the industry. One of the unique aspects of the system continues to be its full scalability, helping us to target small and medium-sized clients. VisualDENTISTRY has been positively reviewed by dentists and we expect the success of VisualDENTISTRY to open the private dental clinic market to us, a field in which few of our competitors are active

     We continue to implement our marketing and sales strategy for the VisualMED system, and other product lines in development. We have hired, and intend to continue hiring, sales and marketing executives and consultants as our business grows.

     Our sales effort will continue targeting regions where current legal regulations encourage the adoption of our clinical management modules, as well as areas in close proximity to our existing sites in Wichita, Kansas, Battle Creek, Michigan, El Paso, Texas and Montreal. These markets are being aggressively pursued through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators. The system continues to operate at full capacity with zero downtime at all of our client facilities.

     Negotiations are on going with several hospital management groups in Italy and France for the implementation of our clinical modules, and we are continuing to respond to requests for proposals from hospitals in Canada, France, Italy, and the United States. We are preparing our proposals for VisualMED partner Post Logic, to claim portions of the French healthcare IT market with our fully shareable Electronic Medical Record. Since the French National Assembly recently passed into law a mandate for the implementation of such technology, France will soon become one the most important markets for our products and our continued presence there increases our product and brand recognition factor, not only in France but in the rest of Europe.

     In the Middle East, The Tunisian Minister of Health continues a review of our pilot project with Habib Thameur Hospital in Tunis, and we expect to receive the official approbation of Tunisian healthcare authorities to proceed in the coming year.

     Pursuant to our representation agreement with International Test Systems of Riyadh, Saudi Arabia, we continue to look for a suitable “first site” through which VisualMED technology will be showcased for potential clients in Saudi Arabia, the United Arab Emirates, and Lebanon. System demonstrations have been organized at a number of hospitals. Several healthcare professionals and hospital administrators in Saudi Arabia have shown interest in making VisualMED technology available within the Saudi healthcare system. ITS is well established in the Middle East, with significant experience in complex system implementation and validation. As well, ITS, through its own partnership programs, brings broad-based business expertise to the relationship. This expertise will be critical in the implementation of any large scale healthcare informatics projects.

     System-wide improvements to our technology platform to make VisualMED compatable within the Dot-Net environment are complete. Dot-Net will replace the Windows Win32 operating system, in existance for more than a decade, and new VisualMED components have been, and continue to be, developed, capable of communicating with Dot-Net. The first components undergoing redesign included VisualMED’s load balancing process. The load balancing process ensures timely access by users to servers and business objects in the application tier of VisualMED’s state-of-the-art n-tier application. For us the practical benefits of this shift to the Dot-Net environment include more cost-effective development over time and increasing attractive pricing for our system. The system upgrade will also render VisualMED more attractive to individual doctors’ offices and smaller group practices, where rapid series’ of fast implementations with extremely low integration costs, executed over a matter of days, could significantly boost our market presence in the short term. While our original development efforts involved programming languages whose use ensured overall high quality of code, moving to Dot-Net brings advantages that carry over to future development. The Quality-Assurance process is now more fully integrated with programming, bringing benefits to our programming staff and all system users.

Subsequent Events

Financial Condition, Liquidity and Capital Resources

     During the six months ending December 31, 2006, we recognized revenue of $18,124 from licensing of our product.

     At December 31, 2006, we had a working capital deficiency of $1,006,806, compared to a working capital deficiency of $74,429 at June 30, 2006. We had cash on hand of $16,587 at December 31, 2006.

     We had a net loss of $4,114,744 and $1,115,979 for the six month periods ending December 31, 2006 and 2005, respectively.

     At December 31, 2006, our total assets were $164,643, as compared to total assets of $392,878 at June 30, 2006.

     At December 31, 2006, we had pre-paid expenses of $22,520. This amount consisted of $16,450 for directors and officers’ insurance, $2,208 for employee benefits and a security deposit of $3,862 for the lease of an automobile for a marketing employee.

     At December 31, 2006, our total liabilities were $1,109,967 as compared to total liabilities of $400,785 at June 30, 2006.

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

Revenue Recognition

     The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition ” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements ”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition ”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts ”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts ”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables ” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $23,750 during the six month period ended December 31, 2006 for the annual license renewal fees. At December 31, 2006, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $14,167. During the period ended December 31, 2006, the Company also received $248,000, representing advances paid to the Company in relation to a contract. This amount is recorded in deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

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

  Our limited operating history;

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

  Our parent company has significant influence over our corporate decisions;

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

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2007.

VISUALMED CLINICAL SOLUTIONS CORP.
(Registrant)

By:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and
a member of the Board of Directors