Form 10QSB
period 2007-03-31
VisualMED Clinical Solutions Corp.
filed 2007-05-14
CIK 1102942

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31st, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT
For the transition period from _________________ to _________________

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2007 the issuer had 49,673,345 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
(Unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Consolidated Notes to the Financial Statements	F–4

1

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
(unaudited)

	March 31,	June 30,
	2007	2006
	$	$

Assets

Current Assets

Cash	–	10,976
Accounts receivable	–	2,550
Advances to related parties (Note 3)	23,633	30,175
Prepaid expenses (Note 4)	30,196	249,517
Inventory	13,587	13,587
Other assets	7,938	16,319
Total Current Assets	75,354	323,124

Property and Equipment (Note 5)	56,020	69,754
Total Assets	131,374	392,878

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	161	–
Accounts payable	1,124,392	220,785
Accrued liabilities (Note 7)	133,933	155,526
Advances from related parties (Note 8)	26,022	–
Current portion of capital lease obligation	4,113	3,951
Deferred revenue	276,750	17,291
Total Current Liabilities	1,565,371	397,553

Capital Lease Obligation	–	3,232
Total Liabilities	1,565,371	400,785

Contingencies and Commitments (Notes 1 and 14)

Stockholders’ Deficit
Preferred Stock, (Note 9)
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001;
No shares issued and outstanding	–	–
Authorized:10,000,000 shares, Undesignated; par value $0.00001;
No shares issued and outstanding	–	–
Common Stock,
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 48,948,345 shares (2006 - 46,028,345 shares)	489	460
Additional Paid-in Capital	27,144,388	13,887,221
Stock Subscriptions Receivable	(2,450)	–
Accumulated Other Comprehensive Loss	(49,639)	(113,753)
Deficit Accumulated During the Development Stage	(28,526,785)	(13,781,835)
Total Stockholders’ Equity (Deficit)	(1,433,997)	(7,907)
Total Liabilities and Stockholders’ Equity (Deficit)	131,374	392,878

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the		For the
	September 7, 1999	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to March 31,	March 31,		March 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	336,508	9,418	145,361	27,542	300,196
Cost of sales	183,526	–	80,141	8,298	181,750

Gross Profit	152,982	9,418	65,220	19,244	118,446

Expenses
Acquired in-process research and
development (Note 6)	7,920,730	7,920,730	–	7,920,730	–
Customer service	1,627,373	138,887	194,742	580,219	443,929
Amortization	52,257	8,269	6,857	24,743	15,473
Development costs	2,080,645	139,651	356,271	426,193	800,961
General and administration	4,659,318	341,375	2,172,743	1,913,504	2,630,002
Sales and marketing	7,473,896	2,112,453	2,044,291	3,830,424	2,120,858

Total Expenses	23,814,219	10,661,365	4,774,904	14,695,813	6,011,223

Net Loss From Operations	(23,661,237)	(10,651,947)	(4,709,684)	(14,676,569)	(5,892,777)

Other Income (Expenses)
Interest	(43,731)	(5,131)	(681)	(5,650)	(681)
Financing costs	(4,514,285)	–	–	–	–
Foreign exchange gain (loss)	74,545	26,872	(37,579)	(62,731)	29,535
Gain on forgiveness of interest	7,655	–	–	–	–
Gain on forgiveness of debt	12,689	–	–	–	–

Net Loss Before Discontinued Operations	(28,124,364)	(10,630,206)	(4,747,944)	(14,744,950)	(5,863,923)

Discontinued Operations	(402,421)	–	–	–	–

Net Loss	(28,526,785)	(10,630,206)	(4,747,944)	(14,744,950)	(5,863,923)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(49,639)	(24,514)	29,953	64,114	(9,054)

Comprehensive Loss	(28,576,424)	(10,654,720)	(4,717,991)	(14,680,836)	(5,872,977)

Net Loss Per Share – Basic and Diluted		(0.23)	(0.11)	(0.31)	(0.13)

Weighted Average Shares Outstanding		47,164,000	44,287,000	46,852,000	43,542,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clincial Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
	$	$
Operating Activities
Net loss	(14,744,950)	(5,863,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,743	15,473
Warrants issued for acquired in-process research and development	7,920,730
Stock-based compensation	5,329,106	4,054,303
Changes in operating assets and liabilities
Accounts receivable	2,550	36,031
Advances to related parties	7,145	(38,074)
Prepaid expenses	218,939	(345,351)
Inventory	–	(13,587)
Other assets	7,831	(10,392)
Deferred revenue	259,458	(40,958)
Due to related parties	26,022	–
Accounts payable and accrued liabilities	884,633	205,298
Net Cash Used In Operating Activities	(63,793)	(2,001,180)
Investing Activities
Purchase of property and equipment	(13,180)	(51,818)
Net Cash Used In Investing Activities	(13,180)	(51,818)
Financing Activities
Bank indebtedness	161	–
Proceeds from short term loans	–	514,094
Proceeds from the sale of common stock	4,910	1,350,848
Repayment of capital lease obligation	(2,850)	(2,507)
Net Cash Provided By Financing Activities	2,221	1,862,435
Effect of Exchange Rate Changes on Cash	63,776	(7,585)
Increase (Decrease) in Cash	(10,976)	(198,148)
Cash – Beginning of Period	10,976	348,409
Cash – End of Period	–	150,261

Non-Cash Financing Activities
Common stock issued for settlement of notes payable and accrued interest	–	1,165,959

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At March 31, 2007, the Company had a working capital deficiency of $1,490,017 and has incurred losses of $28,526,785 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

i)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 11,840,000 as of March 31, 2007.

j)	Financial Instruments and Concentrations

The carrying value of cash, accounts receivable, advances to related parties, other assets, accounts payable, accrued liabilities and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company deposits cash with a high quality financial institution. For the nine month period ended March 31, 2007, revenue from one customer represented 57% (2006 – 53%) of total revenue and from a second customer represented 43% (2006 – 47%) of total revenue.

k)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts and also includes related support and implementation costs. Inventory is stated at the lower of cost or net realizable value.

l)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $39,000 during the nine month period ended March 31, 2007 for annual license renewal fees. At March 31, 2007, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $28,750. During the period ended March 31, 2007, the Company also received an advance of $248,000 pursuant to an agreement to provide planning and information systems. This amount is recorded in deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any significant losses from uncollectible accounts. All revenues recorded during the nine-month periods ended March 31, 2007 and 2006 were earned from customers domiciled in the United States.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine month periods ended March 31, 2007 and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative a qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

p)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not- for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

3.      Advances to Related Parties

	March 31,	June 30,
	2007	2006
	$	$

Advances to employees	23,633	30,175

Advances to employees of $23,633 represent amounts advanced towards travel expenses to be incurred. These amounts are non-interest bearing and unsecured.

4.	Prepaid expenses

As at March 31, 2007 and June 30, 2006, the following comprises prepaid expenses:

	March 31,	June 30,
	2007	2006
	$	$

Directors and officers insurance	22,361	33,640
Prepaid expenses related to Medicool contract	–	204,587
Security deposit	3,903	–
Other	3,932	11,290
	30,196	249,517

5.      Property and Equipment

		Accumulated	March 31, 2007	June 30, 2006
	Cost	Amortization	Net carrying value	Net carrying value
	$	$	$	$

Computer hardware	59,775	28,933	30,842	38,023
Computer software	27,339	14,263	13,076	15,873
Office furniture	12,134	5,133	7,001	9,128
Leasehold improvements	9,344	4,243	5,101	6,730
	108,592	52,572	56,020	69,754

Assets under capital lease are included in office furniture with a cost of $10,939. During the period ended March 31, 2007, the Company recognized amortization of assets under capital lease of $2,503 (June 30, 2006 – $3,133).

6.	Acquisition of Technology

On March 30, 2007, the Company issued 10,000,000 warrants to acquire the rights to certain technologies from its parent company, Visual Healthcare Corp. Each warrant is exercisable to acquire a share of common stock at an exercise price of $0.01 per share for a period of five years. The fair value for the warrants issued was estimated using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 4.36% and an expected volatility of 78%. During the period ended March 31, 2007, the Company recognized the fair value of the warrants of $7,920,730 as a charge to operations as acquired in-process research and development costs.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

7.	Accrued Liabilities

As at March 31, 2007 and June 30, 2006, the following comprises accrued liabilities:

	March 31,	June 30,
	2007	2006
	$	$

Salaries, wages and vacation pay	122,455	112,276
Professional fees	11,000	35,000
Other	478	8,250
	133,933	155,526

8.      Advances from Related Parties

	March 31,	June 30,
	2007	2006
	$	$

Advances from officers	26,022	–
	26,022	–

Advances from officers bear interest at 15% per annum, are unsecured and have no fixed terms of repayment.

9.	Preferred Stock

On January 12, 2006, the Company amended its Articles of Incorporation to increase the authorized share capital to 125,000,000 shares consisting of 100,000,000 shares of common stock, and 25,000,000 shares of preferred stock, of which 15,000,000 have been designated as Series A 10% Cumulative Preferred Stock.

The Series A 10% Cumulative Preferred Stock has a par value of $0.00001 per share, a stated value of $1.00 per share and are non-voting. The holders of the Series A Preferred Stock will be entitled to receive an annual dividend equal to 10% per annum of the stated value of $1.00 per share payable, at the option of the Board of Directors, in either cash or in shares of Series A Preferred Stock.

10.	Common Stock

a)	In March 2007, the Company issued 1,190,000 shares of common stock upon the exercise of 1,190,000 stock options at an exercise price of $0.00001 per share.

b)	In February 2007, the Company issued 200,000 shares of common stock upon the exercise of 200,000 stock options at an exercise price of $0.00001 per share.

c)

In February 2007, the Company issued 5,000 shares of common stock upon the exercise of 5,000 stock options at an exercise price of $0.49 per share for proceeds of $2,450. The proceeds are receivable at March 31, 2007 and are recorded as stock subscriptions receivable.

d)	In January 2007, the Company issued 389,000 shares of common stock upon the exercise of 389,000 stock options at an exercise price of $0.00001 per share.

e)	In November 2006, the Company issued 101,000 shares of common stock upon the exercise of 101,000 options at an exercise price of $0.00001 per share.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

10.	Common Stock (continued)

f)	On November 13, 2006, the Company issued 200,000 shares of common stock at a fair value of $360,000 in exchange for services pursuant to an investor relations agreement. Refer to Note 14(d).

g)	In October 2006, the Company issued 825,000 shares of common stock upon the exercise of 825,000 options at an exercise price of $0.00001 per share.

h)	In July 2006, the Company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.49 per share for proceeds of $4,900.

11.	Share Purchase Warrants

On March 30, 2007, the Company issued 10,000,000 warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.01 per share for a period of five years. Refer to Note 6. During the period ended March 31, 2007, the Company recognized the fair value of the warrants of $7,920,730 as a charge to operations as acquired in-process research and development costs.

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average exercise
	Number of	price
	Warrants	$
Balance, June 30, 2006	262,122	1.25
Issued	10,000,000	0.01
Expired	(262,122)	1.25
Outstanding, March 31, 2007	10,000,000	0.01

        At March 31, 2007, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

10,000,000	$0.01	March 30, 2012

12.	Stock Options

Effective March 2, 2006, the Company filed a Form S-8 Registration Statement in connection with its 2006 Non-Qualified Stock Option Plan (the “2006 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,500,000 shares of common stock. At March 31, 2007 and June 30, 2006, the Company had no shares of common stock unissued pursuant to the plan.

Effective October 4, 2006, the Company filed a Form S-8 Registration Statement in connection with its October 2006 Non- Qualified Stock Option Plan (the “October 2006 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At March 31, 2007, the Company had 44,500 shares of common stock unissued pursuant to the plan.

Effective March 22, 2007, the Company filed a Form S-8 Registration Statement in connection with its March 2007 Non- Qualified Stock Option Plan (the “March 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At March 31, 2007, the Company had 280,000 shares of common stock unissued pursuant to the plan

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

12.	Stock Options (continued)

The weighted average grant date fair value of stock options granted during the nine month periods ended March 31, 2007 and 2006 was $1.21 and $1.65, respectively. During the nine month period ended March 31, 2007, the Company recorded stock-based compensation relating to the granting of options of $4,429,089 as follows: development costs - $115,345; customer service - $162,128; general and administrative - $489,572; sales and marketing - $3,662,044. During the nine month period ended March 31, 2006, the Company recorded stock-cased compensation relating to the granting of options of $4,054,303 as follows: development costs - $90,091; customer service - $81,200; general and administrative -$1,834,972; sales and marketing - $2,048,040.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	$	Contractual Term	Value

Outstanding, June 30, 2006	884,500	1.08
Granted	3,675,500	0.21
Exercised	(2,720,000)	0.00001
Cancelled	–	–
Outstanding, March 31, 2007	1,840,000	0.94	4.39	$622,500
Exercisable, March 31, 2007	1,840,000	0.94	4.39	$622,500

During the nine-month period ended March 31, 2007, the Company granted 3,237,000 stock options to purchase shares of common stock at a price below market of $0.00001 per share with an intrinsic value of $3,874,068. During the nine-month period ended March 31, 2007, the Company issued 2,720,000 shares of common stock with an intrinsic value of $1,827,450 upon the exercise of options.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Month	Nine Month
	Period Ended	Period Ended
	March 31,	March 31,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	82%	67%
Expected life (in years)	5.0	2.5
Risk-free interest rate	4.39%	4.62%

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the nine month period ended March 31, 2007, is presented below:

Weighted Average
Grant Date Fair
	Number of	Value
Nonvested Shares	Shares	$

Nonvested at July 1, 2006	–	–
Granted	3,237,000	1.21
Forfeited	–	–
Vested	(3,237,000)	1.21
Nonvested at March 31, 2007	–	–

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

13.	Segment Disclosures

The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

14.	Commitments

a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $68,264 (CDN$78,700) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the nine month period ended March 31, 2007, the Company incurred rent expense of $38,902. Future payments for the next five fiscal years are as follows:

2007	$ 17,065
2008	$ 67,532
2009	$ 67,532
2010	$ 16,883
2011	$ -
$169,012

b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are $557 (CAD$642) ending May 5, 2010.

c)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

          We incurred losses of $14,744,950 for the nine months ending March 31, 2007. This compares to $5,863,923 in the comparable prior year period. The principal components of the loss involved the following:

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

  Purchase of technology

  Finally, a small amount was devoted to professional expenses, depreciation, and filing fees.

          Operating expenses for the nine months ending March 31, 2007 were $14,695,813.

          During the nine month period ended March 31st, 2007, the company has successfully met its main challenges and strategic objectives, which were to continue to diversify revenue sources from new markets other than acute care hospitals, and to continue signing strategic agreements that will generate future revenues.

          We continue to pursue opportunities in order to build our base of client hospitals and healthcare facilities. The Company’s target is to pass a threshold of 12 installed sites over the next twelve months. This will open the way to a subsequent acceleration in the rate of customer acquisitions. Another notable achievement has been the release of three new modules. We continue to face the challenge of funding our operations.

          In the past quarter, we have been implementing our system at the Colorectal Surgery Department of the Sir Mortimer B. Davis Jewish General Hospital one of the largest hospitals in Canada and one the busiest in North America.

          Our stated program of diversification continues through the addition of stand-alone modules to our product line. This makes VisualMED both available and affordable to prospective clients, including small practices, clinics and private specialty facilities. This quarter saw the release of the VisualANESTHESIOLOGY module and the signing of our first contract for VisualDENTISTRY. Both of these modules are now available for implementation.

          New system configurations designed for smaller practices, private laboratories and clinics have made the modules even faster to implement and reduces integration time to one of the most efficient in the industry. One of the unique aspects of the system continues to be its full scalability, helping us to target the small and medium-sized consumers that form the bulk of our current clientele and potential market. VisualDENTISTRY has been positively reviewed by dentists and we expect the success of VisualDENTISTRY to open the private dental clinic market to us. This is a field in which few of our competitors are active.

          One of our most promising new modules, VisualONCOLOGY, has been selected by one of the world’s leading academic oncology centers. Deployment is expected to start in calendar Q2 after the final agreement is signed. The references provided by this site are responsible for focusing some market attention to VisualONCOLOGY as we prepare to attend the ASCO (American Society of Clinical Oncology) conference that will be held in Chicago in early June.

          Through our diversification drive, we have licensed the internet rights to the VisualMED Electronic Health Record to a consortium led by retail marketing specialists. This unique internet project will principally sell subscriptions to corporations for use by their employees. This undertaking is based on the fact that most large corporations are involved in their employees’ health maintenance.

          Our marketing and sales strategy continues for the VisualMED system, and other product lines. We have hired, and intend to continue hiring, sales and marketing executives and consultants as our business grows. Most notable is the joint venture with Maximum Health, a leading hospital management consultancy firm in Southern California, Arizona and Nevada. The relationship with Maximum Health has opened the door for our company into a large market of doctor-owned hospitals and surgery centers in that region. At the time of this filing three letters of intent have been received by the company and one agreement to install our core system is scheduled to be signed with a high profile hospital in the Los Angeles area.

          The sales effort will continue to target regions where current legal regulations encourage the adoption of our clinical management modules. As well our efforts remain in areas that are in close proximity to our existing sites in Wichita, Kansas, Battle Creek, Michigan, El Paso, Texas and Montreal. These markets are being aggressively pursued through the creation of sales consortiums that bring together local healthcare consultants, hardware vendors and local systems integrators. We are proud to report that current installations continue to operate at full capacity with zero downtime at all of our client facilities.

          Negotiations are still on going with several hospital management groups in Europe. However, the decision making process remains slow. One Italian province is still pushing for budgets to deploy VisualMED in its leading teaching hospital and expects to be making progress now that the government transition period is over. The French healthcare shareable Electronic Medical Record initiative has ground to a halt during the political transition in that country. With our partner Post-Logic we continue to expect that France may become an important market for our products but this will take some time.

          In the Middle East, our pilot project with Habib Thameur Hospital in Tunis was a success last year however we have yet to receive an official approbation from Tunisian healthcare authorities to proceed with further projects.

          Pursuant to our representation agreement with International Test Systems of Riyadh, Saudi Arabia, we continue to look for a suitable “first site” through which VisualMED technology will be showcased for potential clients in Saudi Arabia, the United Arab Emirates, and Lebanon. We have significant interest from this affluent English speaking market and have recently filed for a tender for a new facility in the KSA.

          System-wide improvements to our technology platform to make VisualMED compatible with ASP and internet distribution have advanced during this period. In particular, in order to support our commitment to the internet- and clinics-based ASP market, we have had to acquire additional rights to technology and specialized applications from Visual Healthcare Corp. for the non-acute care healthcare market. Even though this acquisition has been costly, at more than $7 million worth of warrants, the potential for revenue growth amply justifies this strategic orientation. As the hospital market decision process is extremely slow the company requires this type of technology to enter markets that are governed by a faster turnaround timeframe. These new technologies and applications permit extremely low integration costs, executed over a matter of days, which we expect to significantly boost our market presence in the short term.

Financial Condition, Liquidity and Capital Resources

          During the nine months ending March 31, 2007, we recognized revenue of $27,542 from licensing of our product.

          At March 31, 2007, we had a working capital deficiency of $1,490,017, compared to a working capital deficiency of $74,429 at June 30, 2006.

          We had a net loss of $14, 744,950 and $5,863,923 for the nine month periods ending March 31, 2007 and 2006, respectively.

          At March 31, 2007, our total assets were $131,374, as compared to total assets of $392,878 at June 30, 2006.

          At March 31, 2007, we had pre-paid expenses of $30,196. This amount consisted of $9,685 for directors and officers’ insurance, professional liability insurance $12,676 and a security deposit of $3,903 for the lease of an automobile for a marketing employee.

          At March 31, 2007, our total liabilities were $1,565,371 as compared to total liabilities of $400,785 at June 30, 2006.

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

Revenue Recognition

          The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition ” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements ”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition ”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts ”, using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts ”, unless specified criteria for separate accounting for any service element are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables ” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $39,000 during the nine month period ended March 31, 2007 for the annual license renewal fees. At March 31, 2007, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $28,750. During the period ended March 31, 2007, the Company also received an advance of $248,000 pursuant to an agreement to provide planning and information systems. This amount is recorded in deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues. To date, the Company has not experienced any losses from uncollectible accounts.

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

ITEM 3. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Description

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).

	3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.4	VisualMED Clinical Solutions Corp. October 2006 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on October 4, 2006).

	3.5	VisualMED Clinical Solutions Corp. March 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2007).

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2007.

VISUALMED CLINICAL SOLUTIONS CORP.
(Registrant)

By:	/s/ Gerard Dab

Gerard Dab
Principal Executive Officer, Secretary and
a member of the Board of Directors