Form 10KSB
period 2007-06-30
VisualMED Clinical Solutions Corp.
filed 2007-09-28
CIK 1102942

U.S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.
 (Name of small business issuer in its charter)

NEVADA	88-0436055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1035 Laurier St. West
Suite 200
Montreal, Quebec
Canada H2V 2L1
(Address of principal executive offices) (Zip Code)

(514) 274-1115
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
52,218,345 Common Shares

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
                Yes ☐              No ☒

State issuer’s revenues for its most recent fiscal year: $355,812

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2007 was $15,901,667.

As of September 27, 2007, the issuer had 52,218,345 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one):
                Yes ☐              No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements and Associated Risk

     Certain statements contained in this annual report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied. Such factors include but are not limited to: market and customer acceptance of and satisfaction with our products, market demand for our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our Consolidated Financial Statements; the impact of competitive products and pricing in our field; the ability to develop and launch new products in a timely fashion; government and industry regulatory environment; fluctuations in operating results, including, but not limited to, spending on research and development, spending on sales and marketing activities, spending on technical and product support; and other risks outlined in previous filings with the Securities and Exchange Commission, and in this annual report on Form 10-KSB.

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

About Our Controlling Stockholder

     As of September 27, 2007, VHCC owns approximately 32% of our issued and outstanding common stock. VHCC was formed in 1998 to further develop clinical information products based on Dr. Arthur Gelston’s investigations in the field. These products include software clinical management modules, electronic patient records, electronic charting, dynamic clinical notes and other medical information platforms and clinical tool sets for doctors and nurses.

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

     During fiscal 2007 we completed our VisualDENTISTRY and VisualANESTHESIOLOGY modules, which are now available to the public. We also began marketing of our VisualONCOLOGY module to oncology departments and cancer clinics, resulting in the current deployment of this module at the Segal Cancer Center in Montreal. We have acquired the technology to create an ambulatory module to support individual physicians in private practice. We have also acquired the technology and rights for the VisualMED technology to support a web-based Personal Health Information System available to subscribers over the internet.

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

Marketing

     A significant part of our marketing effort is conducted in conjunction with strategic partners who often have a geographical concentration or who offer particular services within the healthcare industry where we are present, including management consultants, systems integrators, major engineering firms and outsourcing companies. Our strategic partnerships include alliances with Oracle, IBM, Stratus, Citrix Systems, Hewlett Packard, mTuitive Inc., Chartware Inc., Rutherford Marketing LLC, ITS of the Kingdom of Saudi Arabia, Sonotec S.A.R.L. of Tunis, Post Logic Inc. of Paris, and First Consulting Group. We are also working closely with Medical.MD of Montreal, our authorized reseller, and with elements of the Italian and French healthcare authorities and health services industry, with regard to the implementation of our system over a broad range of hospitals, clinics and pharmacies in those countries.

Intellectual Property and Research and Development

     We continue to improve and upgrade our system for better performance and to answer our customers’ specific needs. Our development activities are often subcontracted to technical companies that specialize in these fields. All of our research and development work is proprietary to our company. In fiscal 2006, we spent approximately $1,093,096 on research and development. In fiscal 2007, we spent approximately $516,165 on research and development. All of our research and development activities are outsourced and absorbed entirely by us.

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

Our Industry

Industry Overview

     There are over 15,000 hospitals in the United States and Canada, and more than 10,000 hospitals in Europe, which make up most of the potential market for VisualMED systems and other products derived from the VisualMED proprietary technology platform. According to the Leapfrog Group, relatively few American hospitals have experimented with physician-based clinical support order entry. Fewer than 10% of hospitals have some form of CPOE with decision support, or other similar Clinical Information System. However new federal legislation in the United States and abroad, reflecting a shift in public policy with regard to healthcare information technology (IT), has begun to favor the widespread deployment of IT solutions in the healthcare field.

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

     A coalition of some of America’s largest employers and healthcare purchasers helped to create the Leapfrog Group, a nonprofit organization dedicated to promoting information solutions for hospitals. According to the Leapfrog Group, CPOE systems with clinical decision support are deemed to be the core component of an effective clinical information system to replace paper-based records. To date, more than 500 hospitals in the United States have registered with the Leapfrog Group, pledging to move towards the new standards set by the organization for managing healthcare through information technology.

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

     The current presidential administration continues to place a high priority on making electronic health records available to most Americans, a goal set by the President in 2004. According to the Department of Health and Human Services, “widespread use of electronic health records will help ensure Americans receive high quality medical care by providing doctors access to patients’ medical history at the time of care.” The Administration supports the adoption of IT as a normal cost of doing business to ensure patients receive high-quality care. To encourage doctors and patients to adopt electronic health records, the

Administration’s goal is to promote conditions for a thriving free market. Identifying national standards will help focus development efforts, increase demand for the technology, and ultimately create affordable technology. The creation of the American Health Information Community in the Fall of 2005 was one step toward this goal. This organization will help ensure that there are certified technology products and nationwide interoperability standards, which should help purchasers of IT gain confidence in the investments they make. The 2007 national budget included $169 million to accelerate progress for this effort, including $116 million for the Office of the National Coordinator for Health Information Technology; $50 million for the Agency for Healthcare Research and Quality; and $3 million for the Office of the Assistant Secretary for Planning and Evaluation. The United States government’s continuing and new activities include efforts to:

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

Diversification of Product Lines

     The healthcare technology industry is undergoing rapid changes, with major software companies, information technology consulting service providers and system integrators, Internet start-ups, and other software companies having the potential to develop specialized healthcare systems to compete with our product. Management feels our success will hinge upon our ability to continue upgrading and improving our system in a timely fashion, using the success of existing implementations to build a steady customer base and revenue stream, while continuing to offer new product lines that meet the technology needs of the market. Significantly, we concluded an agreement this year for use of our technology platform to be used by Medical.MD Inc. of Montreal to support a web-based Personal Health Information System (PHIS) available to subscribers online.

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

Employees

     As of June 30, 2007, we had fourteen full-time employees, and retained one full-time and thirty-five part-time consultants. Our employees are not unionized. We believe that our relationship with our employees and consultants is good.

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

     At this time, we cannot be sure that we will be successful in our operations. Furthermore, as at June 30, 2007, our independent public accountants issued an opinion that there is substantial doubt about our ability to continue in business as a going concern without additional financing and/or generating profits. We cannot assure you that we will be able to raise the requisite amount of additional financing or generate sufficient profit to sustain operations.

Because we have historically incurred losses and these losses may increase in the future, we must begin generating a profit from our operations. If we do not begin generating a profit we may have to suspend or cease operations.

     We have never been profitable. At June 30, 2007 we had working capital deficit of $1,511,763. If we do not obtain additional financing or begin generating profit within the next year, we may have to reduce or suspend our operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your entire investment in our company.

We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors and seek advances from customers to fund our operations. If we are unable to fund our operations, we will cease doing business.

     We have recorded $664,758 in revenue from operations to date, and we have incurred a cumulative loss of $28,728,450 through June 30, 2007. Our losses have resulted principally from costs incurred in marketing, sales, research and development activities related to our efforts to develop our technologies, the associated administrative costs related to these activities, and costs related to discontinued operations. We expect to incur significant operating losses a/nd negative cash flows over the next several quarters due to the costs of expanded research and development of our products. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We are a development stage company focused on developing and implementing our VisualMED systems. We have generated negative revenue to date. Consequently, we must raise money from investors to maintain our operations. If we can’t fund our operations through product sales or investments by third parties, we will have to cease operations.

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

     As of September 27, 2007, our parent company, VHCC, owns approximately 32% of our issued and outstanding common stock. As a result, VHCC is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions.

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

       No matters were submitted to a vote of shareholders during fiscal 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “VMCS.” Our common stock is also listed for trading on the Frankfurt and Munich Stock Exchanges and the XETRA Stock Exchange, each located in Germany.

     On June 30, 2007, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.46. As of June 30, 2007, there were a total of 49,728,345 shares of common stock issued and outstanding. Of these shares, 23,697,618 shares are freely tradable and 26,030,727 shares are restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. As of June 30, 2007, we had 56 holders of record of our common stock.

     The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Quarter		High Bid	Low Bid

2006
	Fourth Quarter	$4.08	$1.82
	Third Quarter	$2.37	$1.81
	Second Quarter	$2.68	$1.66
	First Quarter	$3.10	$2.55
2007
	Fourth Quarter	$0.82	$0.46
	Third Quarter	$1.52	$0.77
	Second Quarter	$2.00	$1.33
	First Quarter	$2.80	$1.56

Securities authorized for issuance under equity compensation plans

     Our Board of Directors adopted the 2006 Nonqualified Stock Option Plan (Plan) in March, 2006, October Nonqualified Stock Option Plan in October 2006 and March Nonqualified Stock Option Plan in March 2007. The Plan was adopted to attract and maintain employees, officers, directors and advisors whose services are important to the success of our company. The Board of Directors is responsible for the administration of the Plan, the granting of options under the Plan and the establishment of the terms and conditions the options, including the exercise price and vesting schedule of options. Under the Plan, options may be granted by the Board of Directors for five years following the adoption of the Plan. All unexercised options will terminate five years following the date such options were granted. As of June 30, 2007, options to purchase 1,340,000 shares of our common stock were outstanding.

Number of
securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining
	options, warrants	options, warrants	available for
Plan category	and rights	and rights	future issuance
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	—	—	—

Equity compensation plans not
approved by security holders	1,340,000	$1.29	0

Total	1,340,000	$1.29	0

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

On March 30, 2007, the Company issued 10,000,000 warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.01 per share for a period of five years. If the Company issues warrants during the five years after March 30, 2007 the Company must issue additional warrants so that the percentage of warrants held remain constant. During the year ended June 30, 2007, the Company recognized the fair value of the warrants of $7,920,730 as a charge to operations as acquired in-process research and development costs. We currently have 10,000,000 warrants outstanding at a price of $0.01.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

It is important to note that we have expanded the application of our technology into new areas of the healthcare industry during 2007. In particular we are focusing the marketing of our technology to private healthcare providers. We refer to the twelve month period ended June 30, 2007, as fiscal 2007, and the twelve month period ended June 30, 2006, as fiscal 2006.

At June 30, 2007, the Company had a working capital deficiency of $1,511,763 and has incurred losses of $28,474,437 since inception. These factors raise substantial doubt about our ability to continue as a going concern without raising significant additional capital or generating significant revenue in the upcoming fiscal year.

We incurred losses of $14,692,602 for fiscal 2007 as compared to losses of $7,079,106 in fiscal 2006. The principal component of these losses was costs associated with research and development, sales and marketing,, customer service and general administration. We also incurred professional expenses, depreciation and filing fees.

Operating expenses for fiscal 2007 were $15,174,536 consisting of in-process research and development expenses of $7,920,730, sales and marketing expenses of $3,891,069, general and administrative expense of $2,093,993, development costs of $516,165, customer service expense of $719,159 and depreciation expense of $33,420.

Marketing Strategy and Recent Developments

During 2007, VisualMED continued toward meeting the strategic objectives of diversifying our revenue stream, through the marketing of stand alone modules and the application of our fully scaleable technology to a broader base of healthcare facilities, which include doctors’ offices, pharmacies, smaller surgery clinics, rehabilitation facilities and the recent development of a market for our software in dialysis clinics and long-term acute care hospitals. This new marketing activity has resulted in several key contracts. We also continue to sign strategic agreements that will generate future revenues. New consulting agreements were signed that have expanded our sales and marketing reach further into the US, Europe, the Middle East, and Latin America.

The most important activity during fiscal 2007 has been the acquisition of technology to support a subscription-based Personal Health Information System (PHIS) available over the internet and currently being developed by our authorized reseller, Medical.MD of Montreal. Medical.MD completed a first round of financing to develop the web-based technology to support the internet application, which is in the final phases of completion. VisualMED and Medical.MD are involved in advanced negotiations for the mass distribution of yearly subscriptions to the PHIS, which promotes access to the potential market for hundreds of thousands of subscribers in the near-term.

An agreement was concluded to implement our VisualONCOLOGY module at the Segal Cancer Center of the Montreal Jewish General Hospital. Installation of machines, software and interfaces were completed in late September 2007 and the final go-live date is set for November 26, 2007. VisualMED will shortly be operating in the Oncology, and in the Colorectal Surgery Departments at this hospital.

Given that our technology is set to run in 6 healthcare facilities we still need to deploy in six more facilities in order to reach our strategic threshold of 12 installed sites. We continue to pursue opportunities in order to build our base of client hospitals and healthcare facilities toward reaching a critical mass of 12. Once this threshold is reached this should open the way to an acceleration in the rate of additional acquisitions by potential customers. In the interim, our new stand alone modules are more easily affordable to prospective clients, including small practices, clinics and private specialty facilities whose decision making timeframe is much shorter than regular hospitals: typically months instead of years. We recently released our new VisualANESTHESIOLOGY module and signed our first contract for VisualDENTISTRY. These new modules are much faster to implement and reduce integration time to one of the most efficient in the industry. These systems are fully scalable, helping us to target the small and medium-sized clients that form the bulk of our current and potential market .

VisualDENTISTRY has been positively reviewed by dentists and we expect the success of VisualDENTISTRY to open the private dental clinic market to us. This is a field in which few of our competitors are active.

     The selection by the Segal Cancer Center of the Montreal Jewish General Hospital to implement VisualONCOLOGY, has focused considerable market attention to our system capabilities. The ASCO (American Society of Clinical Oncology) conference in Chicago was a key opportunity to show market the comprehensive clinical functionalities of this module.

     Our marketing and sales strategy continues for the VisualMED system, and other product lines. We have hired, and intend to continue hiring, sales and marketing executives and consultants as our business grows. Our relationship with Maximum Health has opened the door for our company into a large market of doctor-owned hospitals and surgery centers. At the time of this filing we have an agreement to support a service center for a private medical practice in Southern California.

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

     Negotiations are still on going with several hospital management groups in Europe. We have begun the slow process of establishing a relationship with the new Italian government, and physicians and local authorities of two Italian provinces. We remain confident that a first VisualMED implementation is imminent. The French healthcare shareable Electronic Medical Record initiative has been put on hold during the political transition in that country, however we hope to form new relationships with the new government.

Most significantly, we have begun to negotiate with the medical department of a major French Corporation which would pay for employees to sign on to a web-based PHIS that would be offered in a joint venture with Medical.MD.

     System-wide improvements were made to our technology platform to make VisualMED compatible with ASP and internet distribution. In order to support our commitment to the internet- and clinics-based ASP market, we have had to acquire additional rights to technology and specialized applications from Visual Healthcare Corp. Even though this acquisition was costly, at more than $7 million, the potential for revenue growth amply justifies this strategic acquisition. As the “hospital market” decision making process is extremely slow the company requires this type of technology to enter markets that are governed by a faster turnaround timeframe. These new technologies and applications allow for extremely low integration costs, executed over a matter of days. We expect these factors to significantly boost our market presence in the short term.

Management believes that the diversification of our revenue sources into markets other than those governed by institutions and governments represents a watershed change in orientation intended to offset the disappointing revenue growth from the hospital sector. We are now offering our tools to a growing segment of the private healthcare sector which views embracing new technology as a necessary tool to compete against the much slower reacting public sector.

Financial Condition, Liquidity and Capital Resources

At June 30, 2007, all of our principal capital resources have been acquired through the issuance of our common stock, loans from officers of the Company, and revenue from sales. Cash generated from operations was $228,109 for fiscal 2007.

At June 30, 2007, we had a negative working capital of $1,511,763, as compared to a deficiency of $74,429 at June 30, 2006. We had cash on hand of $123,318 at June 30, 2007. We had a net loss of $14,692,602 for fiscal 2007 and $7,079,106 for fiscal 2006. At June 30, 2007, our total assets were $467,873, as compared to $392,878 at June 30, 2006. At June 30, 2007, our total liabilities increased to $1,928,446 from $400,785 at June 30, 2006.

We will need to raise additional equity/debt financing to sustain operations over the next 12 months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of Consolidated Financial Statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value

Foreign Currency Transactions/Balances

Our functional and reporting currency is the United States dollar. The functional currency of our subsidiary is the Canadian dollar. The Consolidated Financial Statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company uses the completed contract method to recognize revenues from long-term service contracts. Licensing revenue is recognized if all criteria pursuant to SAB 104 are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting.

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

ITEM 7.      CONSOLIDATED FINANCIAL STATEMENTS

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

Index
Consolidated Balance Sheets	F–3
Consolidated Statements of Operations	F–4
Consolidated Statements of Cash Flows	F–5
Consolidated Statement of Stockholders’ Deficit	F–6
Consolidated Notes to the Financial Statements	F–8

Exhibit 5.1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of VisualMED Clinical Solutions Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VisualMED Clinical Solutions Corp. (A Development Stage Company) as of June 30, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the period from September 7, 1999 (Date of Inception) to June 30, 2007 and for each of the years in the two year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of VisualMED Clinical Solutions Corp. (A Development Stage Company) as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the period from September 7, 1999 (Date of Inception) to June 30, 2007 and for each of the years in the two year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and accumulated operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 26, 2007

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30,	June 30,
	2007	2006
	$	$
Assets
Current Assets
Cash	123,318	10,976
Accounts receivable	130,717	2,550
Advances to related parties (Note 3)	29,231	30,175
Prepaid expenses (Note 4)	122,250	249,517
Inventory	3,226	13,587
Other assets	7,941	16,319
Total Current Assets	416,683	323,124
Property and Equipment (Note 5)	51,190	69,754
Total Assets	467,873	392,878

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	1,387,121	220,785
Accrued liabilities (Note 6)	197,401	155,526
Advances from related parties (Note 7)	42,288	–
Current portion of capital lease obligation	3,386	3,951
Deferred revenue (Note 2(l))	298,250	17,291
Total Current Liabilities	1,928,446	397,553
Capital Lease Obligation	–	3,232
Total Liabilities	1,928,446	400,785

Contingencies and Commitments (Notes 1 and 14)
Subsequent Events (Note 17)

Stockholders’ Deficit

Preferred Stock, (Note 8)

Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001;
No shares issued and outstanding	–	–
Authorized:10,000,000 shares, Undesignated; par value $0.00001;
No shares issued and outstanding	–	–
Common Stock, (Note 9)
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 49,728,345 shares (2006 - 46,028,345 shares)	497	460
Additional Paid-in Capital	27,269,830	13,887,221
Common Stock Subscriptions Receivable	(2,450)	–
Accumulated Other Comprehensive Loss	(254,013)	(113,753)
Deficit Accumulated During the Development Stage	(28,474,437)	(13,781,835)
Total Stockholders’ Deficit	(1,460,573)	(7,907)
Total Liabilities and Stockholders’ Deficit	467,873	392,878

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	September 7, 1999	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Revenue	664,758	355,812	308,946
Cost of sales	188,816	13,587	175,229

Gross Profit	475,942	342,225	133,717

Expenses
Acquired in-process research and
development (Note 12)	7,920,730	7,920,730	–
Amortization	60,934	33,420	22,758
Customer service	1,766,313	719,159	618,144
Development costs	2,170,617	516,165	1,093,096
General and administration	4,839,786	2,093,993	2,058,500
Sales and marketing	7,534,541	3,891,069	3,559,861

Total Expenses	24,292,921	15,174,536	7,352,359

Net Loss From Operations	(23,816,979)	(14,832,311)	(7,218,642)

Other Income (Expenses)
Interest	(41,277)	(3,196)	1,637
Financing costs	(4,514,285)	–	–
Foreign exchange gain	280,181	142,905	130,244
Gain on forgiveness of interest	7,655	–	7,655
Gain on forgiveness of debt	12,689	–	–

Net Loss Before Discontinued Operations	(28,072,016)	(14,692,602)	(7,079,106)

Discontinued Operations	(402,421)	–	–

Net Loss	(28,474,437)	(14,692,602)	(7,079,106)

Other Comprehensive Loss
Foreign currency translation adjustments	(254,013)	(140,260)	(106,582)

Comprehensive Loss	(28,728,450)	(14,832,862)	(7,185,688)

Net Loss Per Share – Basic and Diluted		(0.31)	(0.16)

Weighted Average Shares Outstanding		47,508,000	44,163,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	September 7, 1999	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(28,474,437)	(14,692,602)	(7,079,106)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in process research and development	7,920,730	7,920,730	–
Amortization	62,476	33,420	22,758
Stock-based compensation	14,448,306	5,006,598	4,655,200
Common stock issued for interest	32,063	–	–
Common stock issued for services	441,250	360,000	–
Write-off of assets	3,568	–	–
Gain on forgiveness of interest	(7,655)	–	(7,655)
Gain on settlement of debt	(12,689)	–	–

Changes in operating assets and liabilities
Advances receivable	(587,948)	(128,167)	(31,238)
Accounts receivable	3,827	3,827	58,721
Prepaid expenses	(29,602)	219,316	205,859
Inventory	(3,226)	10,361	(13,587)
Other assets	(5,973)	9,154	(615)
Deferred revenue	728,250	280,958	(49,708)
Due to related party	12,822	–	–
Accounts payable and accrued liabilities	1,570,446	1,204,514	163,731

Net Cash From (Used In) Operating Activities	(3,897,792)	228,109	(2,075,640)

Investing Activities
Purchase of property and equipment	(95,432)	(13,180)	(54,265)

Net Cash Used In Investing Activities	(95,432)	(13,180)	(54,265)

Financing Activities
Advances from related party	38,556	38,556	–
Proceeds from short term loans	521,749	–	521,749
Proceeds from the sale of common stock	1,490,213	4,900	1,379,093
Repayment of capital lease obligation	(7,311)	(3,886)	(3,425)
Proceeds from notes payable	2,326,476	–	–

Net Cash Provided By Financing Activities	4,369,683	39,570	1,897,417

Effect of Exchange Rate Changes on Cash	(253,141)	(142,157)	(104,947)

Increase (Decrease) in Cash	123,318	112,342	(337,434)
Cash – Beginning of Period	–	10,976	348,410

Cash – End of Period	123,318	123,318	10,976

Non-Cash Investing and Financing Activities
Common stock issued in settlement of advances	133	–	–
Common stock issued for mining claims	2,644	–	–
Common stock issued for services	732,223	360,000	–
Common stock issued for settlement of notes payable and accrued
interest, net	2,853,884	–	1,165,959
Common stock issued for property and equipment	4,000	–	–
Warrants issued for financing services	662,440	–	–
Capital lease obligation recognized for assets under capital lease	10,520	–	–

Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the Period from September 7, 1999 (Date of Inception) to June 30, 2007
(expressed in U.S. dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-In	Comprehensive	Development
	Number	Amount	Capital	Loss	Stage	Total
	#	$	$	$	$	$
Balance – September 7, 1999 (Date of
Inception)	–	–	–	–	–	–
Issuance of common stock for services,
mining claims and payment of advances at
$.011 per share	37,500,000	375	274,625	–	–	275,000

Net loss	–	–	–	–	(294,522)	(294,522)
Balance – June 30, 2000	37,500,000	375	274,625		(294,522)	(19,522)
Issuance of common stock for cash at $0.02
per share	7,966,500	80	106,140	–	–	106,220
Net loss	–	–	–	–	(38,069)	(38,069)
Balance – June 30, 2001	45,466,500	455	380,765		(332,591)	48,629
Net loss	–	–	–	–	(41,281)	(41,281)
Balance – June 30, 2002	45,466,500	455	380,765		(373,872)	7,348
Net loss	–	–	–	–	(18,202)	(18,202)
Balance – June 30, 2003	45,466,500	455	380,765		(392,074)	(10,854)
Net loss	–	–	–	–	(9,204)	(9,204)
Balance – June 30, 2004	45,466,500	455	380,765	–	(401,278)	(20,058)
Return and cancellation of common stock	(37,500,000)	(375)	375	–	–	–
Issue of common stock for acquisition of
assets from VisualMED Clinical Solutions
Corporation	31,866,000	319	3,681	–	–	4,000
Issue of common stock for cash at $0.75 per
share, net of financing costs of $18,750	2,275,567	23	1,687,902	–	–	1,687,925
Issue of common stock for services at $2.50
per share	40,000	–	100,000	–	–	100,000
Issue of common stock by exercise of
cashless warrants at $0.00001 per share	233,333	2	(2)	–	–	–
Stock-based compensation	–	–	4,514,285	–	–	4,514,285
Foreign currency translation adjustment	–	–	–	(7,171)	–	(7,171)
Net loss	–	–	–	–	(6,301,451)	(6,301,451)
Balance – June 30, 2005	42,381,400	424	6,687,006	(7,171)	(6,702,729)	(22,470)

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit (continued)
For the Period from September 7, 1999 (Date of Inception) to June 30, 2007
(expressed in U.S. dollars)

						Deficit
				Common	Accumulated	Accumulated
			Additional	Stock	Other	During the
	Common Stock		Paid-In	Subscriptions	Comprehensive	Development
	Number	Amount	Capital	Receivable	Loss	Stage	Total
	#	$	$	$	$	$	$
Balance – June 30, 2005	42,381,400	424	6,687,006	–	(7,171)	(6,702,729)	(22,470)
Issue of common stock for cash at $0.49
per share upon exercise of stock options	30,500	–	14,945	–	–	–	14,945
Issue of common stock for cash at $1.25
per share upon exercise of warrants	1,080,678	11	1,350,836	–	–	–	1,350,847
Issue of common stock to settle notes
payable upon exercise of warrants	932,767	9	1,165,950	–	–	–	1,165,959
Issue of common stock for cash at $1.90
per share upon exercise of stock options	7,000	–	13,300	–	–	–	13,300
Issue of common stock at $0.00001 per
share upon exercise of stock options	1,596,000	16	(16)	–	–	–	–
Stock-based compensation	–	–	4,655,200	–	–	–	4,655,200
Foreign currency translation adjustment	–	–	–	–	(106,582)	–	(106,582)
Net loss	–	–	–	–	–	(7,079,106)	(7,079,106)
Balance – June 30, 2006	46,028,345	460	13,887,221	–	(113,753)	(13,781,835)	(7,907)
Issue of common stock for cash at $0.49
per share upon exercise of stock options	15,000	–	7,350	(2,450)	–	–	4,900
Issue of common stock for services at
$1.80 per share	200,000	2	359,998	–	–	–	360,000
Issue of common stock at $0.00001 per
share upon exercise of stock options	3,485,000	35	–	–	–	–	35
Fair value of warrants issued	–	–	7,920,730	–	–	–	7,920,730
Stock-based compensation	–	–	5,094,531	–	–	–	5,094,531
Foreign currency translation adjustment	–	–	–	–	(140,260)	–	(140,260)
Net loss	–	–	–	–	–	(14,692,602)	(14,692,602)
Balance – June 30, 2007	49,728,345	497	27,269,830	(2,450)	(254,013)	(28,474,437)	(1,460,573)

(The accompanying notes are an integral part of these consolidated financial statements)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on September 7, 1999. The Company changed its name to VisualMed Clinical Solutions Corp. on November 30, 2004. The Company’s majority shareholder is Visual Healthcare Corporation, which is a Nevada corporation, based in Montreal, Canada.

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At June 30, 2007, the Company had a working capital deficiency of $1,511,763 and has incurred losses of $28,474,437 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Com pany’s ability to continue as a going concern.

Management plans to seek additional capital through equity and/or debt offerings and has asked for the continued financial support of related parties. Subsequent to June 30, 2007, the Company received loans of $105,795 from officers of the Company and a third party, as described in Note 17(c).

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, allowances for doubtful accounts, sales returns and allowances, inventory reserves, stock-based compensation expense, warranty liabilities and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent fro m other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.	Summary of Significant Accounting Policies (continued)

	d)	Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience. The allowance for doubtful accounts as of June 30, 2007 was $nil (2006 - $nil).

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

	g)	Foreign Currency Transactions and Translation of Foreign Subsidiaries

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

Costs related to the enhancement of internally developed or purchased medical software modules are charged to operations as incurred until technological feasibility in the form of a working model has been established. The time period between the establishment of technological feasibility and completion of product development is expected to be short; therefore the Company has not capitalized any product development costs during the period.

	i)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share

2.	Summary of Significant Accounting Policies (continued)

	i)	Basic and Diluted Net Income (Loss) Per Share (continued)

(EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive. Shares underlying these securities totalled 11,640,000 as of June 30, 2007.

	j)	Financial Instruments and Concentrations

The carrying value of cash, accounts receivable, advances to related parties, other assets, accounts payable, accrued liabilities, advances from related parties and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company deposits cash with a high quality financial institution. For the year ended June 30, 2007, revenue from one customer represented 90% (2006 – 52%) of total revenue and from a second customer represented 6% (2006 – 46%) of total revenue. At June 30, 2007 and 2006, one customer represented 100% of accounts receivable.

	k)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts. Inventory is stated at the lower of cost or net realizable value.

	l)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company uses the completed contract method to recognize revenues from long-term service contracts. Licensing revenue is recognized if all revenue recognition criteria pursuant to SAB 104 are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting. The Company received $39,000 during the year ended June 30, 2007 for annual license renewal fees. At June 30, 2007, the balance of deferred revenue, which relates to the unearned portion received of annual license fees, is $19,000 (2006 - $17,291). During the year ended June 30, 2007, the Company also received an advance of $279,250 pursuant to a licensi ng agreement. This amount is recorded in deferred revenue. Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are charged to operations as incurred. Any significant customer accounts that are not reasonably assured to be collected are excluded from revenues. During the year ended June 30, 2007, the Company licensed technology to a customer for $1,410,600 ($1,500,000 CAD). At June 30, 2007, $1,092,080 ($1,163,000 CAD) has been excluded from revenues as collectability was considered by management to not be reasonably assured.

2.	Summary of Significant Accounting Policies (continued)

	m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended June 30, 2007 and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

	p)	Advertising Costs

Advertising costs are charged to operations as incurred.

	q)	Warranty Expense

Some of the Company’s software or hardware products carry a warranty for the duration of the license term. The Company’s liability is limited to the repair or replacement of the defective product and the refund of amounts paid for defective products. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical experience and additionally for any known product warranty issues. At June 30, 2007, management has deemed that no reserve should be accrued. As of June 30, 2007, the Company has not experienced a significant amount of warranty expense.

	r)	Stock-based Compensation

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

	s)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of th is statement is not expected to have a material effect on the Company's financial statements.

2.	Summary of Significant Accounting Policies (continued)

	s)	Recently Issued Accounting Pronouncements (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

	t)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in fiscal 2007 did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of thi s statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's firs t fiscal year beginning after September 15, 2006. The early adoption of this statement in fiscal 2007 did not have a material effect on the Company’s financial statements.

2.	Summary of Significant Accounting Policies (continued)

	t)			Recently Adopted Accounting Pronouncements (continued)

	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140’, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The early adoption of this statement in fiscal 2007 did not have a material effect on the Company’s financial statements.

3.	Advances to Related Parties

				June 30,	June 30,
				2007	2006
				$	$
	Advances to employees			29,231	30,175

	Advances to employees represent amounts advanced towards travel expenses to be incurred and are non-interest bearing and unsecured.

4.	Prepaid Expenses

				June 30,	June 30,
				2007	2006
				$	$

	Rent			91,419	–
	Directors and officers insurance			14,568	33,640
	Prepaid expenses related to Medicool contract			–	204,587
	Security deposit			4,232	–
	Other			12,031	11,290
				122,250	249,517

5.	Property and Equipment

				June 30, 2007	June 30, 2006
		Cost	Accumulated	Net carrying value	Net carrying value
		$	Amortizaton	$	$

	Computer hardware	63,846	36,224	27,622	38,023
	Computer software	29,425	17,814	11,611	15,873
	Office furniture	13,155	6,223	6,932	9,128
	Leasehold improvements	10,130	5,105	5,025	6,730
		116,556	65,366	51,190	69,754

	Assets under capital lease with a cost of $12,151 are included in office furniture. During the year ended June 30, 2007, the Company recognized amortization of assets under capital lease of $2,282 (2006 – $3,133).

6. Accrued Liabilities

	June 30,	June 30,
	2007	2006
	$	$

Salaries, wages and vacation pay	197,401	112,276
Professional fees	–	35,000
Other	–	8,250
	197,401	155,526

7. Advances from Related Parties

	June 30,	June 30,
	2007	2006
	$	$

Advances from an officer	42,288	–

Advances from an officer of the Company bear interest at 15% per annum, are unsecured and have no fixed terms of repayment.

8.	Preferred Stock

On January 12, 2006, the Company amended its Articles of Incorporation to increase the authorized share capital to 125,000,000 shares consisting of 100,000,000 shares of common stock, and share capital to 125,000,000 shares consisting of 100,000,000 shares of common stock, and 25,000,000 shares of preferred stock, of which 15,000,000 have been designated as Series A 10% Cumulative Preferred Stock.

The Series A 10% Cumulative Preferred Stock has a par value of $0.00001 per share, a stated value of $1.00 per share and are non-voting. The holders of the Series A Preferred Stock will be entitled to receive an annual dividend equal to 10% per annum of the stated value of $1.00 per share payable, at the option of the Board of Directors, in either cash or in shares of Series A Preferred Stock.

9.	Common Stock

For the Year Ended June 30, 2007:

	a)	In June 2007, the Company issued 30,000 shares of common stock upon the exercise of 30,000 stock options at an exercise price of $0.00001 per share.

	b)	In May 2007, the Company issued 500,000 shares of common stock upon the exercise of 500,000 stock options at an exercise price of $0.00001 per share.

	c)	In April 2007, the Company issued 250,000 shares of common stock upon the exercise of 250,000 stock options at an exercise price of $0.00001 per share.

	d)	In March 2007, the Company issued 1,190,000 shares of common stock upon the exercise of 1,190,000 stock options at an exercise price of $0.00001 per share.

	e)	In February 2007, the Company issued 200,000 shares of common stock upon the exercise of 200,000 stock options at an exercise price of $0.00001 per share.

	f)	In February 2007, the Company issued 5,000 shares of common stock upon the exercise of 5,000 stock options at an exercise price of $0.49 per share for proceeds of $2,450. The proceeds are receivable at June 30, 2007 and are recorded as stock subscriptions receivable.

	g)	In January 2007, the Company issued 389,000 shares of common stock upon the exercise of 389,000 stock options at an exercise price of $0.00001 per share.

	h)	In November 2006, the Company issued 101,000 shares of common stock upon the exercise of 101,000 options at an exercise price of $0.00001 per share.

9.	Common Stock (continued)

	i)	On November 13, 2006, the Company issued 200,000 shares of common stock at a fair value of $360,000 in exchange for services pursuant to an investor relations agreement. Refer to Note 14(c).

	j)	In October 2006, the Company issued 825,000 shares of common stock upon the exercise of 825,000 options at an exercise price of $0.00001 per share.

	k)	In July 2006, the Company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.49 per share for proceeds of $4,900.

For the Year Ended June 30, 2006:

	l)	In June 2006, the Company issued 439,000 shares of common stock upon the exercise of 439,000 options at an exercised price of $0.00001.

	m)	On June 5, 2006, the Company issued 5,500 shares of common stock upon the exercise of 5,500 options at an exercise price of $0.49 per share for proceeds of $2,695.

	n)	In May 2006, the Company issued 148,500 shares of common stock upon the exercise of 148,500 options at an exercised price of $0.00001.

	o)	On May 8, 2006, the Company issued 3,500 shares of common stock upon the exercise of 3,500 options at an exercise price of $1.90 per share for proceeds of $6,650.

	p)	In April 2006, the Company issued 503,500 shares of common stock upon the exercise of 503,500 options at an exercised price of $0.00001.

	q)	On April 21, 2006, the Company issued 3,500 shares of common stock upon the exercise of 3,500 options at an exercise price of $1.90 per share for proceeds of $6,650.

	r)	On April 21, 2006, the Company issued 20,000 shares of common stock upon the exercise of 20,000 options at an exercise price of $0.49 per share for proceeds of $9,800.

	s)	On April 3, 2006, the Company issued 5,000 shares of common stock upon the exercise of 5,000 options at an exercise price of $0.49 per share for proceeds of $2,450.

	t)	On March 24, 2006, the Company issued 68,616 shares of common stock upon the exercise of 68,616 warrants at an exercise price of $1.25 per share for proceeds of $85,770.

	u)	On March 13, 2006, the Company issued 53,207 shares of common stock upon the exercise of 53,207 warrants at an exercise price of $1.25 per share for proceeds of $66,509.

	v)	On March 6, 2006, the Company issued 178,031 shares of common stock upon the exercise of 178,031 warrants at an exercise price of $1.25 per share for proceeds of $222,539.

	w)	On March 3, 2006, the Company issued 505,000 shares of common stock upon the exercise of 505,000 options at an exercise price of $0.00001 per share.

	x)	On January 20, 2006, the Company issued 136,448 shares of common stock upon the exercise of 136,448 warrants at an exercise price of $1.25 per share for proceeds of $170,560.

	y)	On December 14, 2005, the Company issued 138,240 shares of common stock upon the exercise of 138,240 warrants at an exercise price of $1.25 per share for proceeds of $172,800.

	z)	On December 2, 2005, the Company issued 100,332 shares of common stock upon the exercise of 100,332 warrants at an exercise price of $1.25 per share for proceeds of $125,415.

	aa)	On November 4, 2005, the Company issued 67,984 shares of common stock upon the exercise of 67,984 warrants at an exercise price of $1.25 per share for proceeds of $84,980.

	bb)	On October 7, 2005, the Company issued 137,800 shares of common stock upon the exercise of 137,800 warrants at an exercise price of $1.25 per share for proceeds of $172,250.

	cc)	On September 6, 2005, the Company issued 200,020 shares of common stock upon the exercise of 200,020 warrants at an exercise price of $1.25 per share for proceeds of $250,025.

	dd)	On August 26, 2005, the Company issued 180,537 shares of common stock upon the exercise of 180,537 warrants at an exercise price of $1.25 per share to settle notes payable of $225,671.

9.	Common Stock (continued)

	ee)	On July 19, 2005, the Company issued 752,230 shares of common stock upon the exercise of 752,230 warrants at an exercise price of $1.25 per share to settle notes payable of $940,288. Share Purchase Warrants

10.	On March 30, 2007, the Company issued 10,000,000 warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.01 per share for a period of five years. If the Company issues warrants during the five years after March 30, 2007 the Company must issue additional warrants so that the percentage of warrants held remain constant. Refer to Note 12. During the year ended June 30, 2007, the Company recognized the fair value of the warrants of $7,920,730 as a charge to operations as acquired in-process research and development costs.

	The following table summarizes the continuity of the Company’s warrants:

					Weighted average
			Number of		exercise price
			Warrants		$

	Balance, June 30, 2006		262,122		1.25
	Issued		10,000,000		0.01
	Expired		(262,122)		1.25
	Outstanding, June 30, 2007		10,000,000		0.01

	At June 30, 2007, the following share purchase warrants were outstanding:

		Number of		Exercise
		Warrants		Price	Expiry Date

		10,000,000		$0.01	March 30, 2012

11.	Stock Options

	Effective October 4, 2006, the Company filed a Form S-8 Registration Statement in connection with its October 2006 Non-Qualified Stock Option Plan (the “October 2006 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At June 30, 2007, the Company had 44,500 shares of common stock unissued pursuant to the plan.

	Effective March 22, 2007, the Company filed a Form S-8 Registration Statement in connection with its March 2007 Non-Qualified Stock Option Plan (the “March 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At June 30, 2007, the Company had no shares of common stock unissued pursuant to the plan.

	Effective July 24, 2007, the Company filed a Form S-8 Registration Statement in connection with its July 2007 Non-Qualified Stock Option Plan (the “July 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,500,000 shares of common stock (Note 17(b)).

	The weighted average grant date fair value of stock options granted during the years ended June 30, 2007 and 2006 was $1.14 and $1.76, respectively. During the year ended June 30, 2007, the Company charged stock-based compensation relating to the granting of options of $4,466,570 to operations and recorded $87,960 of prepaid rent. During the year ended June 30, 2006, the Company charged to operations stock-based compensation relating to the granting of options of $4,655,200.

11.     Stock Options (continued)

         A summary of the Company’s stock option activity is as follows:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	$	Contractual Term	Value

Outstanding, June 30, 2005	–	–
Granted	2,718,000	0.40
Exercised	(1,633,500)	0.02
Cancelled	(200,000)	0.49
Outstanding, June 30, 2006	884,500	1.08
Granted	3,955,500	0.20
Exercised	(3,500,000)	0.002
Cancelled	–	–
Outstanding, June 30, 2007	1,340,000	1.29	3.92	$65,500
Exercisable, June 30, 2007	1,340,000	1.29	3.92	$65,500

During the year ended June 30, 2007, the Company granted 3,517,000 stock options to purchase shares of common stock at a price below market of $0.00001 per share with an intrinsic value of $3,852,018. During the year ended June 30, 2006, the Company granted 2,718,000 stock options to purchase shares of common stock with an intrinsic value of $5,091,051.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	82%	68%
Expected life (in years)	5.0	2.2
Risk-free interest rate	4.38%	4.67%

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

Weighted Average
Grant Date Fair
		Number of	Value
	Nonvested Shares	Shares	$

	Nonvested at July 1, 2006	–	–
	Granted	3,955,500	0.20
	Vested	(3,955,500)	0.20
	Nonvested at June 30, 2007	–	–

12.	Acquired In-Process Research and Development

On March 30, 2007, the Company issued 10,000,000 warrants to acquire the rights to certain technologies from its majority shareholder, Visual Healthcare Corp. The technologies acquired relate to enhancements and improvements to the Company’s medical software modules. Each warrant is exercisable to acquire a share of common stock at an exercise price of $0.01 per share for a period of five years. The fair value for the warrants issued was estimated using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 4.36% and an expected volatility of 78%. During the period ended June 30, 2007, the Company recognized the fair value of the warrants of $7,920,730 as a charge to operations as acquired in-process research and development costs. Refer to Note 10.

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

14.	Commitments

	a)	In November 2004, the Company entered into a lease agreement for office premises at a rate of $83,000 (CDN$88,265) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the year ended June 30, 2007, the Company incurred rent expense of $52,394. Future payments for the next five fiscal years are as follows:

$
2008	83,000
2009	83,000
2010	27,700
2011	-
2012	-
193,700

	b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are $604 (CAD$642) ending May 5, 2010.

	c)	On November 13, 2006, the Company entered into an investor relations agreement and issued 200,000 shares of common stock having a fair value of $360,000, which is included in general and administrative expenses. The Company has also agreed to issue the following: 100,000 shares of common stock when the Company’s stock trades at $2.50 per share, 100,000 shares of common stock when the Company’s stock trades at $3.25 per share, and 100,000 shares of common stock when the Company’s stock trades at $3.75 per share. The contingently issuable shares were valued at $540,000 and have been recorded as additional paid-in capital and charged to operations as general and administrative expense in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

15.		Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of $4,261,115 available to offset taxable income in future years which expires beginning in fiscal 2012. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years.

15.        Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35% and Canadian federal income tax of 37.62% . The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		June 30,			June 30,
		2007			2006
		$			$
	United States		Canada	United States	Canada
Expected income tax recovery	(4,835,216)		(330,189)	(2,109,028)	(396,256)
Permanent differences	4,632,354		19,574	1,630,123	7,699
Temporary differences	863		10,823	–	–
Change in exchange rates	–		(16,208)	–	–
Valuation allowance change	202,000		316,000	478,905	388,557
Provision for income taxes	–		–	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at June 30, 2007 and 2006 are as follows:

		June 30,			June 30,
		2007			2006
		$			$
	United States		Canada	United States		Canada
Net operating loss carryforward	1,100,000		937,000	898,000		621,000
Valuation allowance	(1,100,000)		(937,000)	(898,000)		(621,000)
Net deferred income tax asset	–		–	–		–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

16.         Geographic Information and Major Customers

Revenues from external customers:

	June 30,	June 30,
	2007	2006
	$	$

United States	37,292	308,946
Canada	318,520	–
Total revenues from external customers	355,812	308,946

All long-lived assets are domiciled in Canada. During the year ended June 30, 2007, the Company recognized $355,812 (2006 - $275,936) of revenue from the licensing of software and technology, and $nil (2006 - $33,010) from the sale of hardware. For the year ended June 30, 2007, revenue from one customer represented 90% (2006 - 52%) of total revenue and from a second customer represented 6% (2006 - 46%) of total revenue.

17.	Subsequent Events

Subsequent to June 30, 2007 the Company:

	a)	issued 2,490,000 shares of common stock upon the exercise of stock options at an exercise price of $0.00001 per share.

	b)	granted 2,490,000 stock options to acquire common stock exercisable at $0.00001 per share for 5 years and granted 610,000 stock options to acquire common stock exercisable at $0.27 per share for 5 years. These grants were made pursuant to the July 2007 Plan.

	c)	received unsecured loans totalling $105,795 ($112,500 CAD) consisting of $58,775 ($62,500 CAD) from officers of the Company and $47,020 ($50,000 CAD) from a third party which bear interest at 15% and 10% per annum, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.           CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.           OTHER INFORMATION.

      None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of June 30, 2006:

Name	Age	Position Held

Gerard Dab	59	Chief Executive Officer, Secretary and Director
Arthur Gelston MD	58	President, Chief Science Officer and Director
Barry Scharf	62	Chief Operating Officer and Vice President of Client Services
Larry Kurlender	61	Chief Financial Officer, Treasurer and Principal Accounting
		Officer
Jayne H. Kirby	49	Vice President of Finance
Michel Maksud	49	Vice President of Technology
Philippe Panzini	42	Director
Louis J. Lombardo	63	Director
Chris Marcolefas	40	Director

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

     Chris Marcolefas has been Vice President of Operations at TouchTunes Music Corporation (TouchTunes), a private company involved with various interactive, music-on-demand applications since June 2004. Mr. Marcolefas has been with TouchTunes since January 1998, holding various positions, such as, Director Finance, Chief Financial Officer, Vice President Business Development and Consultant. Prior to joining TouchTunes, he held management positions at the NBG Bank and was a senior auditor at Ernst & Young. He received his Bachelor of Commerce degree in 1989 and Diploma in Accountancy in 1990 from Concordia University in Montreal. Mr. Marcolefas is a member of the Canadian Institute of Chartered Accountants.

     All directors of the company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Committees and Meetings

     During fiscal 2007, our Board of Directors held four meetings. We presently do not have a nominating committee. However, our Board of Directors is considering establishing this committee during the current fiscal year. Currently, our Board of Directors makes the decisions regarding director nominations. We have an audit committee and disclosure committee.

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

     Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended June 30, 2007, all the Reporting Persons complied with all applicable filing requirements.

ITEM 10.           EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the two most recent fiscal years.

Summary Compensation Table

Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other				All
				Annual	Restricted	Securities		Other
Name and				Compen-	Stock	Underlying	LTIP	Compen-
Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	sation
Position	Year	($)	($)	($)	($)	SARs (#)	($)	($)

Gerard Dab	2007	176,325	–	–	–	–	–	–
CEO, Secretary &	2006	168,170	–	–	–	–	–	–
Director

Arthur Gelston	2007	–	–	–	–	–	–	–
President, Chief	2006	–	–	–	–	–	–	–
Science
Officer and Director

Barry Scharf	2007	176,325	–	–	–	100,000	–	–
COO and Vice-	2006	168,170	4,485	–	–	230,000	–	–
President
Client Services

Larry Kurlender	2007	1	–	–	–	7,000	–	–
CFO, Treasurer,
Principal Accounting	2006	1
Officer

Jayne H. Kirby	2007	101,093	–	–	–	100,000	–	–
Vice-President	2006	96,410	–	–	–	200,000	–	–
Finance

Michel Maksud	2007	–	–	–	–	110,000	–	–
Vice-President	2006	–	–	–	–	200,000		–
Technology

Philippe Panzini	2007	–	–	–	–	–	–	–
Director	2006	19,000	–	–	–	–	–	–

Louis J. Lombardo	2007	–	–	–	–	–	–	–
Director	2006	–	–	–	–	–	–	–

Chris Marcolefas	2007	–	–	–	–	–	–	–
Director	2006	–	–	–	–	–	–	–

Employment Agreements

Arthur Gelston

     We have an employment agreement with Arthur Gelston dated as of October 1, 2006, pursuant to which Dr. Gelston serves as our President and Chief Science Officer. The agreement terminates on September 30, 2011, unless earlier terminated pursuant to the terms of the agreement. Dr. Gelston is responsible for the companies relations with the medical community both academic and hospital based. The agreement provides for a base salary of not less than CDN$24,000 for each year of the employment term. In addition, under the agreement, Dr. Gelston is entitled to (1) receive an annual cash bonus, as determined by our board of directors, based on our company attaining certain performance goals, (2) receive a bonus of CDN$50,000 upon our company reaching an aggregate of $10 million in sales and (3) reimbursement for business related expenses. The agreement provides that Dr. Gelston’s employment may be terminated at the election of the board of directors upon his disability or for serious reason (as defined in the agreement).

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

Barry Scharf

     We have an employment agreement with Barry Scharf dated as of October 25, 2004, pursuant to which Mr. Scharf serves as our Chief Operating Officer and Vice President Client Services. The agreement terminates on October 25, 2009 unless earlier terminated pursuant to the terms of the agreement. Mr. Scharf is responsible for supervising day-to-day activities relating to sales, marketing, product development, customer service procurement and all matters of commercial contracts. The agreement provides for a base salary of not less than CDN$187,500 for each year of the employment term. In addition, under the agreement, Mr. Scharf is entitled to (1) receive an annual cash bonus, as determined by our board of directors, of up to 25% of his base salary per year, based on the Company attaining certain performance goals, (2) receive a bonus of CDN$50,000 upon our company reaching an aggregate of $10 million in sales, (3) receive a bonus of $5,000 for each successful implementation of the VisualMED system and (4) participate in our employee benefit plans, such as health insurance, life insurance and reimbursement >for business related expenses, we offer to other employees of our company. The agreement provides that Mr. Scharf’s employment may be terminated at the election of the board of directors upon his disability or for serious reason (as defined in the agreement).

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

Option/SAR Grants

     The company has a nonqualified stock option plan under which each of Jayne H. Kirby and Barry Scharf have been granted options to purchase 100,000 shares of our common stock, and Michel Maksud has been granted options to purchase 110,000 shares of our common stock. Please refer to Item 5 of this Form 10-KSB for a description of the nonqualified stock option plan. We have no retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants in Last Fiscal Year Individual Grants

(a)	(b)	(c)	(d)	(e)	(f)
	Number of	% of Total
	Securities	Options/SARs		Market
	Underlying	Granted to	Exercise or	Price on
	Options/SARs	Employees in Fiscal	Base Price	Date of	Expiration
Name	Granted (#)	Year	($/Sh)	Grant	Date

Barry Scharf	100,000	27.5%	$1.78	$1.78	10/11/11

Jayne H. Kirby	100,000	27.5%	$1.78	$1.78	10/11/11

Michel Maksud	110,000	30%	$1.78	$1.78	10/11/11

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

     We do intend to pay our directors for their work as board members with a yearly honorarium not to exceed $25,000. We do intend to grant our directors options for serving on our board of directors. For fiscal 2007, we have not determined the compensation that we may grant our directors.

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

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information concerning the beneficial ownership of our common stock as of September 27, 2007, by:

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

	Number	Percent
	of	of
Name and Address(1)(2)	Shares	Shares(%)(3)

Gerard Dab(4)	—	—
Arthur Gelston(4)	—	—
Barry Scharf(5,7)	460,000	*
Michel Maksud(7)	410,000	*
Jayne H. Kirby(5,7)	400,000	*
Larry Kurlender	7,000	*
Louis J. Lombardo	—	—
Philippe Panzini	—	—
All named executive officers and directors as a group	—	—
Visual Healthcare Corp. (f.k.a. VisualMED Clinical	16,599,872	32%
Systems Corp.)(6)

*	less than 1%.

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

(3)	The percent of class is based on 52,218,345 shares of common stock issued and outstanding as of September 27, 2007.

(4)	Mr. Dab and Dr. Gelston may be deemed to beneficially own the 16,599,872 shares owned by VHCC as a result of their position as director of, and their respective equity interest in, that company (See Note 5 below). Each of these individuals disclaim beneficial ownership of these shares.

(5)	Barry Scharf, Jayne H. Kirby and Michel Maksud have the right to purchase 130,000, 100,000 and 100,000 shares, respectively, of our common stock held by VHCC, pursuant to a call right agreement between each of these individuals and VHCC at a price of $0.49. These rights are immediately exercisable and terminate on October 27, 2009.

(6)	The address of VHCC is 790 Rockland, Outremont, Quebec Canada H2V 2Z6. Gerard Dab owns 6,845,877 common shares of VHCC or 11.95% of its total outstanding shares. Art Gelston, MD owns 6,055,877 shares of VHCC or 10.57% of its total outstanding shares. Philippe Panzini owns 430, 215 common shares of VHCC or 0.75% of its total outstanding shares. Lombardo Consulting LP, which is controlled by Louis J. Lombardo, owns 1,948,579 common shares of VHCC or approximately 3.4% of its total outstanding shares. Jayne H. Kirby owns 2,018,054 common shares of VHCC or 3.52% of its total outstanding shares. Barry Scharf owns 2,035,357 common shares of VHCC or 3.55% of its total outstanding shares.

(7)	Barry Scharf, Jayne H. Kirby and Michel Maksud have options to purchase 130,000, 100,000, and 100,000 shares, respectively, of our common stock at a price of $0.49 per share. These rights are immediately exercisable and terminate on March 1, 2011. Each of Barry Scharf, Jayne H. Kirby and Michel Maksud also have the right to purchase 100,000 shares of our common stock at a price of $1.90 per share. These rights are immediately exercisable and terminate on March 11, 2011. Each of Barry Scharf and Jayne Kirby have further options to purchase 100,000 shares of our common stock at a price of $1.78 per share, and Michel Maksud further has options to purchase 110,000 shares of our common stock at a price of $1.78; These rights are immediately exercisable and terminate on October 11, 2011.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     One of our directors, Louis J. Lombardo, is a member of Rutherford Marketing LLC. Under a marketing agreement between the Company and Rutherford, Rutherford earns commissions on the sale of the VisualMED products. Rutherford did not earn any commissions from the Company during fiscal 2007.

     VHCC owns approximately 32% of our issued and outstanding common stock. As a result, VHCC is able to significantly influence matters requiring approval of our stockholders, including the election of directors and the determination of significant corporate actions.

ITEM 13.         EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 22, 2005).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001).

4.1	VisualMED Clinical Solutions Corp. October 2006 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on October 4, 2006).

4.2	VisualMED Clinical Solutions Corp. March 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2007).

5.1	Consent of Manning Elliott LLP, Independent Registered Public Accounting Firm

10.4	Registration Rights Agreement dated as of March 24, 2005, by and among the Company and HPS Inc., Claude Pellerin, Stephane Solis and VHCC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.5	Warrant dated March 23, 2005 by the Company in favor of Capex Investments Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.6	Warrant dated March 24, 2005 by the Company in favor of Asset Protection Fund Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.7	Warrant dated March 24, 2005 by the Company in favor of Aton Select Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-125348) filed with the SEC on August 8, 2005).

10.8	Acquisition Agreement dated September 23, 2004, between the Company and VHCC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2004).

10.9	Employment Agreement, dated as of October 25, 2004, by and between Gerard Dab and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.10	Employment Agreement, dated as of October 25, 2004, by and between Barry Scharf and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.11	Employment Agreement, dated as of October 25, 2004, by and between Jayne Kirby and the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 29, 2005).*

10.12	Employment Agreement, dated as of April 1, 2006, by and between Larry Kurlender and the Company. (incorporated by reference to the Company’s Annual Report on Form 10KSB for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2006).*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

99.2	Disclosure Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report of Form 10-KSB filed with the SEC on September 5, 2003).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 13 of Form 10-KSB.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the aggregate fees billed to us for professional audit services rendered by Manning Elliot for the audit of our annual consolidated Consolidated Financial Statements for the fiscal years ended June 30, 2006 and June 30, 2007, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for such periods and fees billed for other services rendered by Manning Elliot for such periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2006	June 30, 2007

Annual audit fees(1)	$47,525	$56,779
Audit related fees(2)	$10,500
Tax fees(3)	—	—
All other fees(4)
Total	$58,025	$56,779

(1)	Annual audit fees for the audit of the consolidated financial statements included in our annual report on Form 10-KSB and the review of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees are the fees for assurance related services by the principal accountants that are reasonably related to the performance of the audit or review of our Consolidated Financial Statements and that are not reported in the annual audit fees.

(3)	Tax fees are the fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

(4)	All other fees are the fees for products and services other than those in the above three categories. This category includes fees for documentation assistance services related to internal controls over financial reporting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September 2007.

VISUALMED CLINICAL SOLUTIONS CORP.
(Registrant)
By:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and
a member of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Gerard Dab	Principal Executive Officer,	September 28,
Gerard Dab	Secretary and a member of the	2007
	Board of Directors

/s/ Arthur Gelston MD	President, Chief Science Officer	September 28,
Arthur Gelston MD	and a member of the Board of	2007
	Directors

/s/ Larry Kurlender	Principal Financial Officer,	September 28,
Larry Kurlender	Principal Accounting Officer and	2007
	Treasurer

/s/ Jayne H. Kirby	Vice President of Finance	September 28,
Jayne H. Kirby		2007

/s/ Philippe Panzini	A member of the Board of	September 28,
Philippe Panzini	Directors	2007