Form 10QSB
period 2007-09-30
VisualMED Clinical Solutions Corp.
filed 2007-11-14
CIK 1102942

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30th, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT
For the transition period from ________________________ to ________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2007 the issuer had 55,498,345 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes   ☐      No  ☒

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Notes to the Financial Statements	F–4

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	September 30,	June 30,
	2007	2007
	$	$
	(Unaudited)

Assets

Current Assets

Cash	–	123,318
Accounts receivable	6,250	130,717
Advances to related parties (Note 3)	30,315	29,231
Prepaid expenses (Note 4)	94,071	122,250
Inventory	50,552	3,226
Other assets	13,064	7,941
Total Current Assets	194,252	416,683

Property and Equipment (Note 5)	44,942	51,190
Total Assets	239,194	467,873

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	12,703	–
Accounts payable	1,542,470	1,387,121
Accrued liabilities (Note 6)	166,901	197,401
Loan payable (Note 7)	50,405	–
Advances from related parties (Note 8)	102,705	42,288
Current portion of capital lease obligation	2,450	3,386
Deferred revenue	310,081	298,250
Total Liabilities	2,187,715	1,928,446

Commitments (Notes 1 and 14)
Stockholders’ Deficit
Preferred Stock (Note 9),
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001;
Issued and outstanding: nil shares	–	–
Authorized:10,000,000 shares, Undesignated; par value $0.00001;
Issued and outstanding: nil shares	–	–
Common Stock (Note 10),
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 52,218,345 shares (June 30, 2007 – 49,728,345 shares)	522	497
Additional Paid-in Capital	28,625,166	27,269,830
Common Stock Subscriptions Receivable	(2,450)	(2,450)
Accumulated Other Comprehensive Loss	(266,309)	(254,013)
Deficit Accumulated During the Development Stage	(30,305,450)	(28,474,437)
Total Stockholders’ Deficit	(1,948,521)	(1,460,573)
Total Liabilities and Stockholders’ Deficit	239,194	467,873

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	September 7, 1999	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$

Revenue	724,508	59,750	8,750
Cost of sales	201,003	12,187	4,238
Gross Profit	523,505	47,563	4,512

Expenses
Acquired in-process research and
development	7,920,730	–	–
Amortization	69,998	9,064	8,055
Customer service	1,952,567	186,254	140,089
Development costs	2,332,715	162,098	132,964
General and administration	5,169,150	329,364	178,817
Sales and marketing	8,716,869	1,182,328	1,021,660

Total Expenses	26,162,029	1,869,108	1,481,585

Net Loss From Operations	(25,638,524)	(1,821,545)	(1,477,073)

Other Income (Expenses)
Interest	(47,824)	(6,547)	(168)
Financing costs	(4,514,285)	–	–
Foreign exchange gain	277,260	(2,921)	234
Gain on forgiveness of interest	7,655	–	–
Gain on forgiveness of debt	12,689	–	–

Net Loss Before Discontinued Operations	(29,903,029)	(1,831,013)	(1,477,007)

Discontinued Operations	(402,421)	–	–

Net Loss	(30,305,450)	(1,831,013)	(1,477,007)

Other Comprehensive Loss
Foreign currency translation adjustments	(266,309)	(12,296)	(2,156)

Comprehensive Loss	(30,571,759)	(1,843,309)	(1,479,163)

Net Loss Per Share – Basic and Diluted		(0.04)	(0.03)

Weighted Average Shares Outstanding		51,069,000	46,038,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	$	$
Operating Activities
Net loss	(1,831,013)	(1,477,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,064	8,055
Stock-based compensation	1,355,361	963,746
Changes in operating assets and liabilities
Accounts receivable	124,467	–
Prepaid expenses	35,744	220,076
Inventory	(47,327)	–
Other assets	(4,551)	6,700
Deferred revenue	11,831	239,250
Advances to related parties	(1,960)	7,902
Accounts payable and accrued liabilities	117,778	(57,321)
Other liabilities	–	90,086
Net Cash (Used In) Provided By Operating Activities	(230,606)	1,487
Investing Activities
Purchase of property and equipment	–	(11,575)
Net Cash (Used In) Investing Activities	–	(11,575)
Financing Activities
Proceeds from the sale of common stock	–	4,900
Bank indebtedness	12,703	–
Proceeds from loan	50,405	–
Repayment of capital lease obligation	(1,119)	(927)
Advances from related parties	57,641	–
Net Cash Provided By Financing Activities	119,630	3,973
Effect of Exchange Rate Changes on Cash	(12,342)	(2,048)
Decrease in Cash	(123,318)	(8,163)
Cash – Beginning of Period	123,318	10,976
Cash – End of Period	–	2,813

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At September 30, 2007, the Company had a working capital deficiency of $1,993,463 and has incurred losses of $30,305,450 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to seek additional capital through equity and/or debt offerings and has asked for the continued financial support of related parties.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation and Fiscal Year

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly-owned subsidiary, VisualMed Clinical Systems Marketing Inc., a company incorporated and based in the province of Quebec, Canada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is June 30.

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed on September 28, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three months ended September 30, 2007 and 2006. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

(The accompanying notes are an integral part of these consolidated financial statements)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience. The allowance for doubtful accounts as of September 30, 2007 was $nil (June 30, 2007 - $nil).

	f)	Property and Equipment

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

	g)	Long-Lived Assets

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

(The accompanying notes are an integral part of these consolidated financial statements)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Transactions

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

	i)	Development Costs

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

	j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 11,950,000 as of September 30, 2007.

	k)	Financial Instruments and Concentrations

The carrying value of accounts receivable, advances to related parties, bank indebtedness, accounts payable, accrued liabilities, advances from related parties and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. For the three-month period ended September 30, 2007, revenue from one customer represented 90% (2006 – 57%) of total revenue and from a second customer represented 10% (2006 – 43%) of total revenue. At September 30, 2007, one customer represented 60% of accounts receivable and a second customer represented 32% of accounts receivable.

	l)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts. Inventory is stated at the lower of cost or net realizable value.

(The accompanying notes are an integral part of these consolidated financial statements)

2.	Summary of Significant Accounting Policies (continued)

	m)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company uses the completed contract method to recognize revenue from long term service contracts. Licensing revenue is recognized if all revenue recognition criteria pursuant to SAB 104 are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting.

Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any significant customer accounts that are not reasonably assured to be collected are excluded from revenues. During the year ended June 30, 2007, the Company licensed technology to a customer for $1,410,600 ($1,500,000 CAD). At June 30, 2007, $1,172,420 ($1,163,000 CAD) has been excluded from revenues as collectability was considered by management to not be reasonably assured.

	n)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three-month periods ended September 30, 2007 and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	p)	Income Taxes

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

	q)	Advertising Costs

Advertising costs are charged to operations as incurred.

(The accompanying notes are an integral part of these consolidated financial statements)

2.	Summary of Significant Accounting Policies (continued)

	r)	Warranty

Some of the Company’s software or hardware products carry a warranty for the duration of the license term. The Company’s liability is limited to the repair or replacement of the defective product and the refund of amounts paid for defective products. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical experience and additionally for any known product warranty issues. At September 30, 2007, management has deemed that no reserve should be accrued. As of September 30, 2007, the Company has not experienced a significant amount of warranty expense.

	s)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	t)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

	u)	Recently Issued Accounting Pronouncements

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

(The accompanying notes are an integral part of these consolidated financial statements)

3.	Advances to Related Parties

				September 30,	June 30,
				2007	2007
				$	$

	Advances to employees			30,315	29,231

	Advances to employees represent amounts advanced towards travel expenses to be incurred and are non-interest bearingand unsecured.

4.	Prepaid Expenses

				September 30,	June 30,
				2007	2007
				$	$

	Directors and officers insurance			7,175	14,568
	Rent			74,912	91,419
	Security deposit			4,536	4,232
	Other			7,448	12,031
				94,071	122,250

5.	Property and Equipment

			Accumulated	September 30,2007	June 7 , 2007
		Cost	Amortization	Net carrying value	Net carrying value
		$	$	$	$

	Computer hardware	67,622	44,000	23,622	27,622
	Computer software	31,360	21,609	9,751	11,611
	Office furniture	14,102	7,376	6,726	6,932
	Leasehold improvements	10,859	6,016	4,843	5,025
		123,943	79,001	44,942	51,190

	Assets under capital lease with a cost of $13,026 are included in office furniture. During the three month period endedSeptember 30, 2007, the Company recognized amortization of assets under capital lease of $617 (September 30, 2006 -$927).

6.	Accrued Liabilities

				September 30,	June 30,
				2007	2007
				$	$

	Salaries, wages and vacation pay			163,371	197,401
	Other			3,530	–
				166,901	197,401

(The accompanying notes are an integral part of these consolidated financial statements)

7.	Loan payable

		September 30,	June 30,
		2007	2007
		$	$

	Advances from shareholder, 10% per annum, unsecured, no fixed terms of repayment	50,405	–
		50,405	–

8.	Advances from Related Parties

		September 30,	June 30,
		2007	2007
		$	$

	Advances from officers, 15% per annum, unsecured, no fixed terms of repayment	45,064	42,288
	Advances from officers, 15% per annum, unsecured, payable on demand	57,641	–
		102,705	42,288

9.	Preferred Stock

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

10.	Common Stock

For the three-month period ended September 30, 2007:

	a)	On August 1, 2007, the Company issued 1,405,000 shares of common stock upon the exercise of 1,405,000 options at an exercise price of $0.00001 per share.

	b)	On August 15, 2007, the Company issued 985,000 shares of common stock upon the exercise of 985,000 options at an exercise price of $0.00001 per share.

	c)	On September 7, 2007, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.00001 per share.

(The accompanying notes are an integral part of these consolidated financial statements)

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:
Weighted
Average
		Number of	Exercise Price
		Warrants	$
	Outstanding, June 30, 2007	10,000,000	0.01
	Issued	–	–
	Expired	–	–
	Outstanding, September 30, 2007	10,000,000	0.01

At September 30, 2007, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
10,000,000	$0.01	March 30, 2012

12.	Stock Options

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

Effective July 24, 2007, the Company filed a Form S-8 Registration Statement in connection with its July 2007 Non- Qualified Stock Option Plan (the “July 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,500,000 shares of common stock.

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $0.44 and $1.79, respectively. During the three months ended September 30, 2007, the Company charged to operations stock-based compensation relating to the granting of options of $1,355,361 (2006 - $963,746).

(The accompanying notes are an integral part of these consolidated financial statements)

12.	Stock Options (continued)

	A summary of the Company’s stock		Weighted Average	Weighted-Average	Aggregate
	option activity is as follows:	Number of	Exercise Price	Remaining	Intrinsic
		Shares	$	Contractual Term	Value
	Outstanding, June 30, 2007	1,340,000	1.29
	Granted	3,100,000	0.05
	Exercised	(2,490,000)	0.00001
	Cancelled	–	–
	Outstanding, September 30, 2007	1,950,000	0.97	2.36	$76,100
	Exercisable, September 30, 2007	1,950,000	0.97	2.36	$76,100

During the three months ended September 30, 2007, the Company granted 3,100,000 stock options to purchase shares of common stock at a weighted average price below market of $0.05 per share with an intrinsic value of $1,249,981.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months
Ended
September 30,
2007
Expected dividend yield	0%
Expected volatility	87%
Expected life (in years)	5.0
Risk-free interest rate	4.28%

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:

		Weighted Average
		Grant Date Fair
	Number of	Value
Nonvested Shares	Shares	$
Nonvested at July 1, 2007	–	–
Granted	3,100,000	0.44
Vested	(3,100,000)	(0.44)

Nonvested at September 30, 2007	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

13.	Segment Disclosures

	The Company operates as one operating segment which is the sale of its suite of clinical software modules. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information. ” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

14.	Commitments a) In November 2004, the Company entered into a lease agreement for office premises at a rate of $89,000 (CDN$88,265) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the three-month period ended September 30, 2007, the Company incurred rent expense of $14,835. Future payments for the next five fiscal years are as follows:

		$
	2008	66,735
	2009	89,000
	2010	22,245
	2011	-
	2012	-
		177,980

	b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are $647 (CAD$642) ending May 5, 2010.

	c)	On November 13, 2006, the Company entered into an investor relations agreement with a consultant and issued 200,000 shares of common stock with a fair value of $360,000 which was included in general and administrative expense. The Company has also agreed to issue the following: 100,000 shares of common stock when the Company’s stock trades at $2.50 per share, 100,000 shares of common stock when the Company’s stock trades at $3.25 per share, and 100,000 shares of common stock when the Company’s stock trades at $3.75 per share. The contingently issuable shares have been recorded in general and administrative expense at a fair value of $540,000 and in additional paid-in capital in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

15.	Geographic Information and Major Customers

		Three Months	Three Months
		Ended	Ended
		September 30,	September 30,
		2007	2006
	Revenues from external customers:	$	$

	United States	59,750	8,750
	Canada	–	–

	Total revenues from external customers	59,750	8,750

All long-lived assets are domiciled in Canada. During the three months ended September 30, 2007, the Company recognized $59,750 (2006 - $8,750) of revenue from the licensing of software and technology. For the three months ended September 30, 2007, revenue from one customer represented 90% (2006 – 57%) of total revenue and from a second customer represented 10% (2006 – 43%) of total revenue.

(The accompanying notes are an integral part of these consolidated financial statements)

16.	Subsequent Events

Subsequent to September 30, 2007, the Company:

	a)	Issued 1,860,000 shares of common stock upon the exercise of stock options at an exercise price of $0.00001 per share; and

	b)	Granted 2,105,000 stock options to acquire common stock exercisable at $0.00001 per share for 3 months.

(The accompanying notes are an integral part of these consolidated financial statements)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

We continue to follow recent major initiatives where we have invested considerable time and resources to diversify and expand the application of our technology into new areas of the healthcare industry. The major focus must remain with the marketing of our technology to private healthcare providers and private customers.

Now that we have made the effort to adapt our technology and opened new markets, we will be in a position to considerably reduce our operating expenses in the coming year. A particular focus will be independent clinics and oncology specialty facilities such as the Segal Cancer Center. These system deployments are rapid, cost-effective and have a much shorter sales cycle than full hospitals.

At September 30, 2007, the Company had a working capital deficiency of $1,993,461 and has incurred losses of $30,305,450 since inception. These factors raise substantial doubt about our ability to continue as a going concern without raising significant additional capital or generating significant revenue in the upcoming fiscal year.

We incurred losses of $1,831,013 for the three months ending September 2007. This compares to $1,477,007 in the comparable prior year period. The components of these losses were costs associated with sales and marketing, research and development, customer service and general administration. We also incurred professional expenses, depreciation and filing fees.

Operating expenses for the three months ending September 30, 2007 were $1,869,107.

Marketing Strategy and Recent Developments

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

During this first quarter we continued our efforts toward meeting the strategic objectives of diversifying our revenue stream, through the marketing of stand alone modules and the application of our fully scaleable technology to a broader base of healthcare facilities, which include doctors’ offices, pharmacies, smaller surgery clinics, rehabilitation facilities and the recent development of a market for our software in dialysis clinics and long-term acute care hospitals. This new marketing activity has resulted in several key contracts; including the previously reported agreements with the Segal Cancer Center of Montreal and the clinics of the Plexo Inc. group of Montréal.

Given that our technology will be fully operational in 6 healthcare facilities by Q2, we still need to deploy in six more facilities in order to reach our strategic threshold of 12 installed sites. We continue to pursue the opportunities that our growing client base provides. Once a threshold of 12 is reached this should open the way to an acceleration in the rate of additional acquisitions by potential customers.

In the interim, our new stand alone modules are more easily affordable to prospective clients, including small practices, clinics and private specialty facilities whose decision making timeframe is much shorter than regular hospitals: typically months instead of years. We continue to market our VisualANESTHESIOLOGY module and have signed our first contract for VisualDENTISTRY. VisualDENTISTRY has been positively reviewed by dentists and we expect the success of VisualDENTISTRY to open the private dental clinic market to us. This is a field in which few of our competitors are active.

These new modules are much faster to implement and reduce integration time to one of the most efficient in the industry. These systems are fully scalable, helping us to target the small and medium-sized clients that form the bulk of our current and potential market.

     The selection by the Segal Cancer Center of the Montreal Jewish General Hospital to implement VisualONCOLOGY, has focused considerable market attention on our system capabilities, with VisualMED garnering interest from the American Society of Clinical Oncology.

(The accompanying notes are an integral part of these consolidated financial statements)

     Our marketing and sales strategy continues for the VisualMED system, and other product lines. We have hired, and intend to continue hiring, sales and marketing executives and consultants who are influential with major decision makers, notably in Europe and South America.

     Negotiations are still on going with several hospital management groups in Europe. We have begun the slow process of establishing a relationship with the new Italian government, and physicians and local authorities of two Italian provinces. We remain confident that a first VisualMED implementation is imminent. The French healthcare shareable Electronic Medical Record initiative has been put on hold during the political transition in that country, however we have reestablished contact with the new government.

Most significantly, we have begun to negotiate with the medical department of a major French Corporation which would pay for its employees subscriptions to the Medical.MD web-based personal health information system, which employs VisualMED electronic health record technology.

Financial Condition, Liquidity and Capital Resources

During the three months ending September 30, 2007, we recognized revenue of $59,750 from licensing of our product.

At September 30, 2007, we had a working capital deficiency of $1,993,461, compared to a working capital deficiency of $1,511,763 at June 30, 2007.

We had a net loss of $1,831,013 and $1,477,007 for the three month periods ending September 30, 2007 and 2006 respectively.

At September 30, 2007 our total assets were $239,196, as compared to total assets of $467,873 at June 30, 2007.

At September 30, 2007, we had pre-paid expenses of $94,071. This amount consisted of $74,912 for rent, $7,175 for directors and officers’ insurance, $4,849 for property taxes, $2,599 for a trade show and a security deposit of $4,536 for the lease of an automobile for a marketing employee.

At September 30, 2007, our total liabilities were $2,187,715, as compared to total liabilities of $1,928,446 at June 30, 2007.

We will need to raise additional equity/debt financing to sustain operations over the next 12 months. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report that was included in Form 10-KSB for the fiscal year ended June 30, 2007.

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

(The accompanying notes are an integral part of these consolidated financial statements)

     Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Transactions/Balances

     Our functional and reporting currency is the United States dollar. The functional currency of the Company’s subsidiary is the Canadian dollar. The consolidated financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation ”, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Revenue Recognition

     The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company uses the completed contract method to recognize revenue from long term service contracts. Licensing revenue is recognized if all revenue recognition criteria pursuant to SAB 104 are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting.

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

(The accompanying notes are an integral part of these consolidated financial statements)

terms “Company,” “we,” “us,” “our,” “VisualMED” and “the Registrant” refer to VisualMED Clinical Solutions Corp., a Nevada corporation, and its subsidiaries.

(The accompanying notes are an integral part of these consolidated financial statements)

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

(The accompanying notes are an integral part of these consolidated financial statements)

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

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(The accompanying notes are an integral part of these consolidated financial statements)

(a)	Exhibits	Description

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).

	3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.4	VisualMED Clinical Solutions Corp. October 2006 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on October 4, 2006).

	3.5	VisualMED Clinical Solutions Corp. March 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2007).

	3.6	VisualMED Clinical Solutions Corp. July 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on July 24, 2007).

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

(The accompanying notes are an integral part of these consolidated financial statements)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2007.

VISUALMED CLINICAL SOLUTIONS CORP.
 (Registrant)

By: /s/ Gerard Dab
       Gerard Dab
       Principal Executive Officer, Secretary and
       a member of the Board of Directors

(The accompanying notes are an integral part of these consolidated financial statements)