Form 10QSB
period 2007-12-31
VisualMED Clinical Solutions Corp.
filed 2008-02-14
CIK 1102942

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31st, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from ______________ to ____________

Commission file number: 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0436055
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 2008 the issuer had 57,422,845 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I.

ITEM 1. - Financial Statements

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Notes to the Financial Statements	F–4

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	December 31,	June 30,
	2007	2007
	$	$
	(Unaudited)

Assets

Current Assets

Cash	–	123,318
Accounts receivable	–	130,717
Advances to related parties (Note 3)	55,256	29,231
Prepaid expenses and deposits (Note 4)	62,294	122,250
Inventory	53,073	3,226
Other assets	2,608	7,941
Total Current Assets	173,231	416,683

Property and Equipment (Note 5)	36,845	51,190
Total Assets	210,076	467,873

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	36,437	–
Accounts payable	1,520,775	1,387,121
Accrued liabilities (Note 6)	193,492	197,401
Loan payable (Note 7)	50,970	–
Due to related party (Note 8)	3,000	42,288
Current portion of capital lease obligation	1,254	3,386
Deferred revenue	392,299	298,250
Total Liabilities	2,198,227	1,928,446

Commitments (Notes 1 and 14)
Stockholders’ Deficit
Preferred Stock (Note 9),
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001;
Issued and outstanding: nil shares	–	–
Authorized:10,000,000 shares, Undesignated; par value $0.00001;
Issued and outstanding: nil shares	–	–
Common Stock (Note 10),
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 57,422,845 shares (June 30, 2007 – 49,728,345 shares)	574	497
Additional Paid-in Capital	29,995,089	27,269,830
Common Stock Subscriptions Receivable	(2,450)	(2,450)
Accumulated Other Comprehensive Loss	(259,998)	(254,013)
Deficit Accumulated During the Development Stage	(31,721,366)	(28,474,437)
Total Stockholders’ Deficit	(1,988,151)	(1,460,573)
Total Liabilities and Stockholders’ Deficit	210,076	467,873

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the		For the
	September 7, 1999	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to December 31,	December 31,		December 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	1,176,756	452,248	9,374	511,998	18,124
Cost of sales	225,382	24,379	4,059	36,566	8,298
Gross Profit	951,374	427,869	5,315	475,432	9,826

Expenses
Acquired in-process research	7,920,730	–	–	–	–
Customer service	2,096,880	144,313	301,243	330,567	441,332
Amortization	80,237	10,239	8,419	19,303	16,474
Development costs	2,446,219	113,504	153,578	275,602	286,542
General and administration	5,333,885	164,735	1,393,312	494,099	1,572,129
Sales and marketing	10,123,580	1,406,711	696,311	2,589,039	1,717,971

Total Expenses	28,001,531	1,839,502	2,552,863	3,708,610	4,034,448

Net Loss From Operations	(27,050,157)	(1,411,633)	(2,547,548)	(3,233,178)	(4,024,622)

Other Income (Expenses)
Interest	(65,400)	(17,576)	(351)	(24,123)	(519)
Financing costs	(4,514,285)	–	–	–	–
Foreign exchange gain (loss)	290,553	13,293	(89,836)	10,372	(89,603)
Gain on forgiveness of interest	7,655	–	–	–	–
Gain on forgiveness of debt	12,689	–	–	–	–

Net Loss Before Discontinued Operations	(31,318,945)	(1,415,916)	(2,637,735)	(3,246,929)	(4,114,744)

Discontinued Operations	(402,421)	–	–	–	–

Net Loss	(31,721,366)	(1,415,916)	(2,637,735)	(3,246,929)	(4,114,744)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(259,998)	6,311	90,784	(5,985)	88,628

Comprehensive Loss	(31,981,364)	(1,409,605)	(2,546,951)	(3,252,914)	(4,026,116)

Net Loss Per Share – Basic and Diluted	–	(0.03)	(0.06)	(0.06)	(0.09)

Weighted Average Shares Outstanding	–	55,486,000	46,896,000	53,277,000	46,467,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	September 7, 1999	For the	For the
	(Date of Inception)	Six Months Ended	Six Months Ended
	To December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(31,721,366)	(3,246,929)	(4,114,744)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	81,779	19,303	16,474
Stock-based compensation	17,173,639	2,725,333	3,083,789
Acquired in process research and development	7,920,730	–	–
Common stock issued for interest	32,063	–	–
Common stock issued for services	441,250	–	–
Write-off of assets	3,568	–	–
Gain on forgiveness of interest	(7,655)	–	–
Gain on settlement of debt	(12,689)	–	–

Changes in operating assets and liabilities
Accounts receivable	134,544	130,717	(12,450)
Advances receivable	(587,948)	–	–
Prepaid expenses and deposits	39,182	68,784	4,625
Inventory	(53,073)	(49,847)	226,498
Other assets	28	6,001	7,526
Deferred revenue	822,299	94,049	244,875
Advances to related parties	(17,956)	(30,778)	29,647
Accounts payable and accrued liabilities	1,691,931	121,491	440,241
Net Cash Used In Operating Activities	(4,059,668)	(161,876)	(73,519)
Investing Activities
Purchase of property and equipment	(96,535)	(1,103)	(11,705)
Net Cash Used In Investing Activities	(96,535)	(1,103)	(11,705)
Financing Activities
Proceeds from the sale of common stock	1,490,213	–	4,910
Bank indebtedness	36,435	36,435	–
Proceeds from loan	572,719	50,970	–
Proceeds from notes payable	2,326,476	–	–
Repayment of capital lease obligation	(9,732)	(2,421)	(1,892)
Advances to related parties	(239)	(38,795)	–
Net Cash Provided By Financing Activities	4,415,872	46,189	3,018
Effect of Exchange Rate Changes on Cash	(259,669)	(6,528)	87,817
Decrease in Cash	–	(123,318)	5,611
Cash – Beginning of Period	–	123,318	10,976
Cash – End of Period	–	–	16,587
Supplemental Disclosures
Interest paid		3,977	538
Income taxes paid		–	–

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

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At December 31, 2007, the Company had a working capital deficiency of $2,024,996 and has incurred losses of $31,721,366 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As at December 31, 2007, the Company had bank indebtedness of $36,437, and for the next twelve months, management anticipates that the minimum cash requirements to fund its continued operations will be $2,160,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months,. Management plans to seek additional capital through equity and/or debt offerings and has asked for the continued financial support of related parties. There is no assurance that the Company will be able to raise sufficient cash to fund its future distribution programs and operational expenditures.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at December 31, 2007 and June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the six months ended December 31, 2007 and 2006. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience. The allowance for doubtful accounts as of December 31, 2007 was $nil (June 30, 2007 - $nil).

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

	j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 12,060,000 as of December 31, 2007.

	k)	Financial Instruments and Concentrations

The carrying value of accounts receivable, advances to related parties, bank indebtedness, accounts payable, accrued liabilities, advances from related parties and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. For the six-month period ended December 31, 2007, revenue from one customer represented 86% (2006 – 55%) of total revenue and from a second customer represented 11% (2006 – 45%) of total revenue.

	l)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts. Inventory is stated at the lower of cost or net realizable value.

	m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six-month periods ended December 31, 2007 and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	n)	Advertising Costs

Advertising costs are charged to operations as incurred.

(The accompanying notes are an integral part of these consolidated financial statements)

2.	Summary of Significant Accounting Policies (continued)

	o)	Revenue Recognition

The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company uses the completed contract method to recognize revenue from long term service contracts. Licensing revenue is recognized if all revenue recognition criteria pursuant to SAB 104 are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting.

Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any significant customer accounts that are not reasonably assured to be collected are excluded from revenues. During the year ended June 30, 2007, the Company licensed technology to a customer for $1,410,600 ($1,500,000 CAD). At December 31, 2007, $1,092,080 ($1,163,000 CAD) has been excluded from revenues as collectability was considered by management to not be reasonably assured. During the six month period ended December 31, 2007, the Company recognized revenue of $441,541 related to a $2,200,000 contract with a customer. Revenue was recognized since customer acceptance or the work completed was obtained and the Company has no further obligations related to this portion of the contract.

	p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	q)	Income Taxes

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

Some of the Company’s software or hardware products carry a warranty for the duration of the license term. The Company’s liability is limited to the repair or replacement of the defective product and the refund of amounts paid for defective products. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical experience and additionally for any known product warranty issues. At December 31, 2007, management has deemed that no reserve should be accrued. As of December 31, 2007, the Company has not experienced a significant amount of warranty expense.

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

	u)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

(The accompanying notes are an integral part of these consolidated financial statements)

3.	Advances to Related Parties

				December 31,	June 30,
				2007	2007
				$	$

	Advances to employees			55,256	29,231

	Advances to employees represent amounts advanced towards travel expenses to be incurred and are non-interest bearing and unsecured.

4.	Prepaid Expenses and Deposits

				December 31,	June 30,
				2007	2007
				$	$

	Directors and officers insurance			–	14,568
	Rent			53,537	91,419
	Security deposit			4,587	4,232
	Other			4,170	12,031
				62,294	122,250

5.	Property and Equipment

			Accumulated	December 31, 2007	June 30, 2007
		Cost	Amortization	Net carrying value	Net carrying value
		$	$	$	$

	Computer hardware	69,392	50,193	19,199	27,622
	Computer software	31,683	24,473	7,210	11,611
	Office furniture	14,260	8,172	6,088	6,932
	Leasehold improvements	10,981	6,633	4,348	5,025
		126,316	89,471	36,845	51,190

	Assets under capital lease with a cost of $13,172 are included in office furniture. During the six month period ended December 31, 2007, the Company recognized amortization of assets under capital lease of $1,319 (December 31, 2006 - $1,233).

6.	Accrued Liabilities

				December 31,	June 30,
				2007	2007
				$	$

	Salaries, wages and vacation pay			181,355	197,401
	Consulting			10,000	–
	Other			2,137	–
				193,492	197,401

(The accompanying notes are an integral part of these consolidated financial statements)

7.	Loan payable	December 31,	June 30,
		2007	2007
		$	$

	Advances from shareholder, 10% per annum, unsecured, no fixed terms of repayment	50,970	–
		50,970	–

8.	Advances From Related Parties

		December 31,	June 30,
		2007	2007
		$	$

	Advances from officers, 15% per annum, unsecured, no fixed terms of repayment	3,000	42,288
		3,000	42,288

9.	Preferred Stock

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

10.	Common Stock

For the six-month period ended December 31, 2007:

	a)		On August 1, 2007, the Company issued 1,405,000 shares of common stock upon the exercise of 1,405,000 options at an exercise price of $0.00001 per share.

	b)		On August 15, 2007, the Company issued 985,000 shares of common stock upon the exercise of 985,000 options at an exercise price of $0.00001 per share.

	c)		On September 7, 2007, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.00001 per share.

	d)		On October 9, 2007, the Company issued 2,070,000 shares of common stock upon the exercise of 2,070,000 options at an exercise price of $0.00001 per share.

(The accompanying notes are an integral part of these consolidated financial statements)

10.	Common Stock

	e)	On October 17, 2007, the Company issued 25,000 shares of common stock upon the exercise of 25,000 options at an exercise price of $0.00001 per share.

	f)	On November 1, 2007, the Company issued 250,000 shares of common stock upon the exercise of 250,000 options at an exercise price of $0.00001 per share.

	g)	On November 6, 2007, the Company issued 1,025,000 shares of common stock upon the exercise of 1,025,000 options at an exercise price of $0.00001 per share.

	h)	On November 20, 2007, the Company issued 1,700,000 shares of common stock upon the exercise of 1,700,000 options at an exercise price of $0.00001 per share.

	i)	On November 21, 2007, the Company issued 70,000 shares of common stock upon the exercise of 70,000 options at an exercise price of $0.00001 per share.

	j)	On December 4, 2007, the Company issued 64,500 shares of common stock upon the exercise of 64,500 options at an exercise price of $0.00001 per share.

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$

Outstanding, June 30, 2007	10,000,000	0.01
Issued	–	–
Expired	–	–
Outstanding, December 31, 2007	10,000,000	0.01

At December 31, 2007, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

10,000,000	$ 0.01	March 30, 2012

12.	Stock Options

Effective October 4, 2006, the Company filed a Form S-8 Registration Statement in connection with its October 2006 Non-Qualified Stock Option Plan (the “October 2006 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At December 31, 2007, the Company had no shares of common stock unissued pursuant to the plan.

Effective March 22, 2007, the Company filed a Form S-8 Registration Statement in connection with its March 2007 Non-Qualified Stock Option Plan (the “March 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At December 31, 2007, the Company had no shares of common stock unissued pursuant to the plan.

(The accompanying notes are an integral part of these consolidated financial statements)

12.	Stock Options (continued)

Effective July 24, 2007, the Company filed a Form S-8 Registration Statement in connection with its July 2007 Non-Qualified Stock Option Plan (the “July 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,500,000 shares of common stock. At December 31, 2007, the Company had 3,100,000 shares of common stock unissued pursuant to the plan.

Effective November 20, 2007, the Company filed a Form S-8 Registration Statement in connection with its November 2007 Non-Qualified Stock Option Plan (the “November 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 1,900,000 shares of common stock. At December 31, 2007, the Company had 30,000 shares of common stock unissued pursuant to the plan.

The weighted average grant date fair value of stock options granted during the six months ended December 31, 2007 and 2006 was $0.32 and $1.59, respectively. During the six months ended December 31, 2007, the Company charged to operations stock-based compensation relating to the granting of options of $2,725,333 (2006 - $2,183,789).

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	$	Contractual Term	Value

Outstanding, June 30, 2007	1,340,000	1.29
Granted	8,414,500	0.02
Exercised	(7,694,500)	0.00001
Cancelled	–	–
Outstanding, December 31, 2007	2,060,000	0.88	3.88	$27,222
Exercisable, December 31, 2007	2,060,000	0.88	3.88	$27,222

During the six months ended December, 2007, the Company granted 8,414,500 stock options to purchase shares of common stock at a price below market of $0.00001 per share with an intrinsic value of $2,619,953.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended
December 31,
2007

Expected dividend yield	0%
Expected volatility	123.34%
Expected life (in years)	2.0
Risk-free interest rate	3.86%

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the six months ended December 31, 2007, is presented below:

		Weighted Average
		Grant Date Fair
	Number of	Value
Nonvested Shares	Shares	$

Nonvested at July 1, 2007	–	–
Granted	8,414,500	0.32
Vested	(8,414,500)	(0.32)
Nonvested at December 31, 2007	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

13.	Segment Disclosures

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

a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $90,000 (CDN$88,265) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the six-month period ended December 31, 2007, the Company incurred rent expense of $30,296. Future payments for the next five fiscal years are as follows:

$
2008	45,000
2009	90,000
2010	22,000
2011	-
2012	-
157,000

	b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are $654 (CAD$642) ending May 5, 2010.

c)

On November 13, 2006, the Company entered into an investor relations agreement with a consultant and issued 200,000 shares of common stock with a fair value of $360,000 which was included in general and administrative expense during the year ended June 30, 2007. The Company has also agreed to issue the following: 100,000 shares of common stock when the Company’s stock trades at $2.50 per share, 100,000 shares of common stock when the Company’s stock trades at $3.25 per share, and 100,000 shares of common stock when the Company’s stock trades at $3.75 per share. The contingently issuable shares have been recorded in general and administrative expense at a fair value of $540,000 and in additional paid-in capital in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

15.	Geographic Information and Major Customers

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
Revenues from external customers:	$	$

United States	70,457	18,124
Canada	441,541	–

Total revenues from external customers	511,998	18,124

All long-lived assets are domiciled in Canada. During the six months ended December 31, 2007, the Company recognized $511,998 (2006 - $18,124) of revenue from the licensing of software and technology. For the six months ended December 31, 2007, revenue from one customer represented 86% (2006 – 55%) of total revenue and from a second customer represented 11% (2006 – 45%) of total revenue.

(The accompanying notes are an integral part of these consolidated financial statements)

ITEM II - MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

Our major focus remains the diversification and expansion of the application of our technology into new areas of the healthcare industry. Target markets are independent clinics, including specialized corporate healthcare providers, and oncology specialty facilities such as the Segal Cancer Center. These system deployments are rapid, cost-effective and have a much shorter sales cycle than full hospitals.

Due to our efforts to adapt the existing technology and the opening of these new markets, we have begun to reduce our operating expenses.

At December 31, 2007, the Company had a working capital deficiency of $2,024,996 and had incurred losses of $31,721,366 since inception. These factors raise substantial doubt about our ability to continue as a going concern without raising significant additional capital or generating significant revenue in the upcoming fiscal year.

We incurred losses of $1,415,916 for the three months ending December 31 2007. This compares to $2,637,735 in the comparable prior year period. The components of these losses were costs associated with sales and marketing, research and development, customer service and general administration. We also incurred professional expenses, depreciation and filing fees.

Operating expenses for the three months ending December 31, 2007 were $1,839,502.

Marketing Strategy and Recent Developments

We are now offering our tools to a growing segment of the private healthcare sector which views embracing new technology as a necessity to compete against the much slower reacting public sector. Progress has been greatly accelerated as we move away from concentrating on full-hospital contracts, with the inherent delays and long sales cycles associated with large healthcare bureaucracies, and focus on smaller, faster implementations in the private sector involving clinics such as those operated by the Plexo group, and stand-alone cancer clinics.

Our VisualONCOLOGY module remains the only fully integrated clinical cancer module on the market and has been implemented at the Segal Cancer Cancer in Montreal. We expect this operational oncology module to facilitate further sales in the coming calendar year to other such clinics throughout North America and Europe. We continue to seek a large-scale agreement with the American Society of Clinical Oncology, which has expressed much interest in VisualONCOLOGY, and is awaiting operational data and results from the Segal Cancer Center deployment.

In November 2007, VisualMED entered into a partnership with Terre des Hommes (TDH) Canada, the Canadian affiliate of an international organization based in Switzerland that promotes child welfare around the world. A $2.2 million (CDN) project was undertaken to provide electronic tools for child care agencies. The first payment of $441,541 USD ($427,500CDN) has been made by TDH Canada Inc. to VisualMED towards this project. The first part of the development project has been achieved and accepted by (TDH) Canada Inc. and the payment of $441,541. USD ($427,500.CDN) has been recognized as revenue in this quarter.

Our technology is now operational in 6 healthcare facilities, with the Plexo clinics installation underway and the first clinic expected to go-live within the coming months. We still need to deploy in five more facilities in order to reach our strategic threshold of 12 installed sites. We continue to pursue the opportunities that our growing client base provides. Although progress has been slower than anticipated we feel the goal of obtaining a threshold of 12 installed sites is well within our reach considering the new focus on smaller facilities.

In the interim, our new stand alone modules are more easily affordable to prospective clients, including small practices, clinics and private specialty facilities whose decision making timeframe is much shorter than regular hospitals: typically months instead of years. We continue to market our VisualANESTHESIOLOGY, which we expect will sell hand in hand with our oncology module, and have one VisualDENTISTRY contract. VisualDENTISTRY has been positively reviewed by dentists and we remain one of a very few companies active in this field.

Management remains confident that the VisualMED brand, with its highly rated clinical functionality and rich content, is by now well known within the medical community. When healthcare institutions are prepared to fully comply with recent and active legislation, and adhere to federally mandated operational reform programs, VisualMED’s traditional software solutions will find no shortage of customers.

Negotiations with several hospital management groups in Europe continue to make progress. Our brand and market presence with some decision-making bodies are now well established in France and Italy.

Financial Condition, Liquidity and Capital Resources

During the three months ending December 31 2007, we recognized revenue of $452,248 from licensing of our product.

At December 31 2007, we had a working capital deficiency of $2,024,996, compared to a working capital deficiency of $1,511,763 at June 30, 2007.

We had a net loss of $1,415,916 and $2,637,735 for the three month periods ending December 31 2007 and 2006 respectively.

At December 31 2007 our total assets were $210,076, as compared to total assets of $467,873 at June 30, 2007.

At December 31, 2007 we had pre-paid expenses of $62,294. This amount consisted of $53,537 for rent, $4,587 for a security deposit on a lease of an automobile for a marketing employee and $4,170 for a trade show.

At December 31 2007, our total liabilities were $2,198,227, as compared to total liabilities of $1,928,446 at June 30, 2007.

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

Revenue Recognition

     The Company recognizes revenue related to sales and licensing of medical software in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Pursuant to SOP 97-2 and Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue will only be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured. The Company’s revenue contracts are accounted for in conformity with Accounting Research Bulletin No. 45 “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, unless specified criteria for separate accounting for any service element are met. The Company uses the completed contract method to recognize revenue from long term service contracts. Licensing revenue is recognized if all revenue recognition criteria pursuant to SAB 104 are met. The Company also follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of an arrangement’s consideration to those units of accounting. It does not address when revenue should be recognized for the units of accounting.

     Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any significant customer accounts that are not reasonably assured to be collected are excluded from revenues. During the year ended June 30, 2007, the Company licensed technology to a customer for $1,410,600 ($1,500,000 CAD). At December 31, 2007, $1,092,080 ($1,163,000 CAD) has been excluded from revenues as collectability was considered by management to not be reasonably assured. During the six month period ended December 31, 2007, the Company recognized revenue of $441,541 related to a $2,200,000 contract with a customer. Revenue was recognized since customer acceptance or the work completed was obtained and the Company has no further obligations related to this portion of the contract.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31 2007that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Description

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).

	3.3	By–Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

	3.4	VisualMED Clinical Solutions Corp. November 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 20, 2007).

	3.5	VisualMED Clinical Solutions Corp. July 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on July 24, 2007).

	3.6	Regulation FD Disclosure (incorporated by reference to Form 8-K filed with the SEC on November 8, 2007)

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2008.

VISUALMED CLINICAL SOLUTIONS CORP.
(Registrant)

By:	/s/ Gerard Dab
Gerard Dab
Principal Executive Officer, Secretary and
a member of the Board of Directors