Form 10QSB
period 2008-03-31
VisualMED Clinical Solutions Corp.
filed 2008-05-14
CIK 1102942

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ____________

Commission file number: 000-33191

VISUALMED CLINICAL SOLUTIONS CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1035 Laurier W. 2nd Floor
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2008 the issuer had 57,547,845 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

PART I

ITEM 1	FINANCIAL STATEMENTS

VisualMED Clinical Solutions Corp.
(A Development Stage Company)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31, 2008 $	June 30, 2007 $
	(Unaudited)
Assets

Current Assets

Cash	28,939	123,318
Accounts receivable	—	130,717
Advances to related parties (Note 3)	50,413	29,231
Prepaid expenses and deposits (Note 4)	26,189	122,250
Inventory	66,148	3,226
Other assets	—	7,941

Total Current Assets	171,689	416,683

Property and Equipment (Note 5)	29,295	51,190

Total Assets	200,984	467,873

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	1,723,306	1,387,121
Accrued liabilities (Note 6)	426,347	197,401
Loan payable (Note 7)	92,431	—
Due to related party (Note 8)	32,226	42,288
Current portion of capital lease obligation	—	3,386
Deferred revenue	532,685	298,250

Total Liabilities	2,806,995	1,928,446

Commitments and Contingencies (Notes 1, 14 and 16)

Stockholders’ Deficit
Preferred Stock (Note 9),
Authorized: 15,000,000 shares, Series A 10% Cumulative; par value $0.00001; Issued and outstanding: no shares	—	—
Authorized: 10,000,000 shares, Undesignated; par value $0.00001; Issued and outstanding: no shares	—	—
Common Stock (Note 10),
Authorized: 100,000,000 shares, par value $0.00001; Issued and outstanding: 57,422,845 shares (June 30, 2007 – 49,728,345 shares)	574	497
Additional Paid-in Capital	29,845,089	27,269,830
Common Stock Subscriptions Receivable	(2,450)	(2,450)
Accumulated Other Comprehensive Loss	(253,377)	(254,013)
Deficit Accumulated During the Development Stage	(32,195,847)	(28,474,437)

Total Stockholders’ Deficit	(2,606,011)	(1,460,573)

Total Liabilities and Stockholders’ Deficit	200,984	467,873

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) to December 31, 2007 $	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
		2008 $	2007 $	2008 $	2007 $

Revenue	1,363,629	186,873	9,418	698,871	27,542
Cost of sales	225,383	—	—	36,567	8,298

Gross Profit	1,138,246	186,873	9,418	662,304	19,244

Expenses
Acquired in-process research	7,920,730	—	7,920,730	—	7,920,730
Customer service	2,283,633	186,753	138,887	517,319	580,219
Amortization	87,659	7,422	8,269	26,725	24,743
Development costs	2,591,887	145,668	139,651	421,270	426,193
General and administration	5,524,158	190,273	341,375	684,372	1,913,504
Sales and marketing	10,224,224	100,645	2,112,453	2,689,684	3,830,424

Total Expenses	28,632,291	630,761	10,661,365	4,339,370	14,695,813

Net Loss From Operations	(27,494,045)	(443,888)	(10,651,947)	(3,677,066)	(14,676,569)

Other Income (Expenses)
Interest	(97,050)	(31,650)	(5,131)	(55,773)	(5,650)
Financing costs	(4,514,285)	—	—	—	—
Foreign exchange gain (loss)	291,610	1,057	26,872	11,429	(62,731)
Gain on forgiveness of interest	7,655	—	—	—	—
Gain on forgiveness of debt	12,689	—	—	—	—

Net Loss Before Discontinued Operations	(31,793,426)	(474,481)	(10,630,206)	(3,721,410)	(14,744,950)

Discontinued Operations	(402,421)	—	—	—	—

Net Loss	(32,195,847)	(474,481)	(10,630,206)	(3,721,410)	(14,744,950)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(253,377)	6,621	(24,514)	636	64,114

Comprehensive Loss	(32,449,224)	(467,860)	(10,654,720)	(3,720,774)	(14,680,836)

Net Loss Per Share – Basic and Diluted	—	(0.01)	(0.23)	(0.07)	(0.31)

Weighted Average Shares Outstanding	—	57,423,000	47,164,000	54,649,000	46,852,000

(The accompanying notes are an integral part of these consolidated financial statements)

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated from September 7, 1999 (Date of Inception) To March 31, 2008 $	For the Nine Months Ended March 31, 2008 $	For the Nine Months Ended March 31, 2007 $
Operating Activities
Net loss	(32,195,847)	(3,721,410)	(14,744,950)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	89,201	26,725	24,743
Acquired in-process research and development	7,920,730	—	7,920,730
Stock-based compensation	17,173,643	2,725,337	5,329,106
Common stock issued for interest	32,063	—	—
Common stock issued for services	441,250	—	—
Write-off of assets	3,568	—	—
Gain on forgiveness of interest	(7,655)	—	—
Gain on settlement of debt	(12,689)	—	—

Changes in operating assets and liabilities
Accounts receivable	134,544	130,717	2,550
Advances receivable	(587,948)	—	—
Prepaid expenses and deposits	70,236	99,838	218,939
Inventory	(66,148)	(62,922)	—
Other assets	(3,782)	2,191	7,831
Deferred revenue	962,685	234,435	259,458
Advances to related parties	(12,529)	(25,351)	7,145
Due to related parties	—	—	26,022
Accounts payable and accrued liabilities	1,988,080	417,635	884,633

Net Cash Used In Operating Activities	(4,070,598)	(172,805)	(63,793)

Investing Activities
Purchase of property and equipment	(98,151)	(2,719)	(13,180)

Net Cash Used In Investing Activities	(98,151)	(2,719)	(13,180)

Financing Activities
Proceeds from the sale of common stock	1,490,213	—	4,910
Bank indebtedness	—	—	161
Proceeds from loan	614,180	92,431	—
Proceeds from notes payable	2,326,476	—	—
Repayment of capital lease obligation	(10,895)	(3,584)	(2,850)
Advances to related parties	30,840	(7,716)	—

Net Cash Provided By Financing Activities	4,450,814	81,131	2,221

Effect of Exchange Rate Changes on Cash	(253,126)	14	63,776

Increase (Decrease) in Cash	28,939	(94,379)	(10,976)
Cash – Beginning of Period	—	123,318	10,976

Cash – End of Period	28,939	28,939	—

Supplemental Disclosures
Interest paid		—	—
Income taxes paid		—	—

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

The Company’s business plan involves the distribution of medical software. The Company is primarily involved in activities related to the distribution of medical software and is considered to be a development stage company. At March 31, 2008, the Company had a working capital deficiency of $2,635,306 and has incurred losses of $32,195,847 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As at March 31, 2008, the Company had cash balance of $28,939, and for the next twelve months, management anticipates that the minimum cash requirements to fund its continued operations will be $2,160,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months. Management plans to seek additional capital through equity and/or debt offerings and has asked for the continued financial support of related parties. There is no assurance that the Company will be able to raise sufficient cash to fund its future distribution programs and operational expenditures.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended March 31, 2008 and 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience. The allowance for doubtful accounts as of March 31, 2008 was $nil (June 30, 2007 - $nil).

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

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Transactions

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

	j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 12,000,000 as of March 31, 2008.

	k)	Financial Instruments and Concentrations

The carrying value of cash, accounts receivable, advances to related parties, accounts payable, accrued liabilities, advances from related parties and capital lease obligation approximate fair value due to the relatively short maturity of these instruments. Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. For the nine-month period ended March 31, 2008, revenue from one customer represented 63% (2007 – 57%) of total revenue and from a second customer represented 21% (2007 – 43%) of total revenue.

	l)	Inventory

Inventory consists of computer hardware and software acquired for specific revenue contracts. Inventory is stated at the lower of cost or net realizable value.

	m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine-month periods ended March 31, 2008 and 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any significant customer accounts that are not reasonably assured to be collected are excluded from revenues. During the year ended June 30, 2007, the Company licensed technology to a customer for $1,410,600 ($1,500,000 CAD). At March 31, 2008, $986,865 ($1,013,000 CAD) has been excluded from revenues as collectability was considered by management to not be reasonably assured. During the nine month period ended March 31, 2008, the Company recognized revenue of $441,541 related to a $2,200,000 contract with customer. Revenue was recognized since customer acceptance or the work completed was obtained and the Company has no further obligations related to this portion of the contract. During the three month period ended March 31, 2008, revenue consisted of annual license fees from existing contracts.

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

Some of the Company’s software or hardware products carry a warranty for the duration of the license term. The Company’s liability is limited to the repair or replacement of the defective product and the refund of amounts paid for defective products. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical experience and additionally for any known product warranty issues. At March 31, 2008, management has deemed that no reserve should be accrued. As of March 31, 2008, the Company has not experienced a significant amount of warranty expense.

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

	t)	Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

	u)	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	u)	Recently Issued Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

3.	Advances to Related Parties

	March 31, 2008 $	June 30, 2007 $

Advances to employees	50,413	29,231

Advances to employees represent amounts advanced towards travel expenses to be incurred and are non-interest bearing and unsecured.

4.	Prepaid Expenses and Deposits

	March 31, 2008 $	June 30, 2007 $

Directors and officers insurance	—	14,568
Rent	12,467	91,419
Security deposit	4,384	4,232
Other	9,338	12,031

	26,189	122,250

5.	Property and Equipment

	Cost $	Accumulated Amortization $	March 31, 2008 Net carrying value $	June 30, 2007 Net carrying value $

Computer hardware	68,434	53,227	15,207	27,622
Computer software	30,391	25,071	5,320	11,611
Office furniture	13,628	8,491	5,137	6,932
Leasehold improvements	10,494	6,863	3,631	5,025

	122,947	93,652	29,295	51,190

Assets under capital lease with a cost of $12,588 are included in office furniture. During the nine month period ended March 31, 2008, the Company recognized amortization of assets under capital lease of $1,947 (March 31, 2007 - $2,503).

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

6.	Accrued Liabilities

	March 31, 2008 $	June 30, 2007 $

Salaries, wages and vacation pay	273,092	197,401
Finder’s fees	150,000	—
Other	3,255	—

	426,347	197,401

7.	Loan payable

	March 31, 2008 $	June 30, 2007 $

Advances from shareholders:

- 10% per annum, unsecured, no fixed terms of repayment	48,710	—
- non-interest bearing, unsecured, no fixed terms of repayment	43,721

	92,431	—

8.	Advances From Related Parties

	March 31, 2008 $	June 30, 2007 $

Advances from officers, 15% per annum, unsecured, no fixed terms of repayment	32,226	42,288

	32,226	42,288

9.	Preferred Stock

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

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

10.	Common Stock

For the nine-month period ended March 31, 2008:

	a)	On August 1, 2007, the Company issued 1,405,000 shares of common stock upon the exercise of 1,405,000 options at an exercise price of $0.00001 per share.

	b)	On August 15, 2007, the Company issued 985,000 shares of common stock upon the exercise of 985,000 options at an exercise price of $0.00001 per share.

	c)	On September 7, 2007, the Company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.00001 per share.

	d)	On October 9, 2007, the Company issued 2,070,000 shares of common stock upon the exercise of 2,070,000 options at an exercise price of $0.00001 per share.

	e)	On October 17, 2007, the Company issued 25,000 shares of common stock upon the exercise of 25,000 options at an exercise price of $0.00001 per share.

	f)	On November 1, 2007, the Company issued 250,000 shares of common stock upon the exercise of 250,000 options at an exercise price of $0.00001 per share.

	g)	On November 6, 2007, the Company issued 1,025,000 shares of common stock upon the exercise of 1,025,000 options at an exercise price of $0.00001 per share.

	h)	On November 20, 2007, the Company issued 1,700,000 shares of common stock upon the exercise of 1,700,000 options at an exercise price of $0.00001 per share.

	i)	On November 21, 2007, the Company issued 70,000 shares of common stock upon the exercise of 70,000 options at an exercise price of $0.00001 per share.

	j)	On December 4, 2007, the Company issued 64,500 shares of common stock upon the exercise of 64,500 options at an exercise price of $0.00001 per share.

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price $

Outstanding, June 30, 2007	10,000,000	0.01
Issued	—	—
Expired	—	—

Outstanding, March 31, 2008	10,000,000	0.01

At March 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

10,000,000	$ 0.01	March 30, 2012

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

12.	Stock Options

Effective October 4, 2006, the Company filed a Form S-8 Registration Statement in connection with its October 2006 Non-Qualified Stock Option Plan (the “October 2006 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At March 31, 2008, the Company had no shares of common stock unissued pursuant to the plan.

Effective March 22, 2007, the Company filed a Form S-8 Registration Statement in connection with its March 2007 Non-Qualified Stock Option Plan (the “March 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,000,000 shares of common stock. At March 31, 2008, the Company had no shares of common stock unissued pursuant to the plan.

Effective July 24, 2007, the Company filed a Form S-8 Registration Statement in connection with its July 2007 Non-Qualified Stock Option Plan (the “July 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 6,500,000 shares of common stock. At March 31, 2008, the Company had no shares of common stock unissued pursuant to the plan.

Effective November 20, 2007, the Company filed a Form S-8 Registration Statement in connection with its November 2007 Non-Qualified Stock Option Plan (the “November 2007 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 1,900,000 shares of common stock. At March 31, 2008, the Company had 30,000 shares of common stock unissued pursuant to the plan.

Effective February 27, 2008, the Company filed a Form S-8 Registration Statement in connection with its February 2008 Non-Qualified Stock Option Plan (the “February 2008 Plan”) allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 2,300,000 shares of common stock. At March 31, 2008, the Company had 2,300,000 shares of common stock unissued pursuant to the plan.

The weighted average grant date fair value of stock options granted during the nine months ended March 31, 2008 and 2007 was $0.32 and $1.21, respectively. During the nine months ended March 31, 2008, the Company charged to operations stock-based compensation relating to the granting of options of $2,725,337 (2007 - $4,429,089).

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, June 30, 2007	1,340,000	1.29
Granted	8,414,500	0.02
Exercised	(7,694,500)	0.00001
Cancelled	—	—
Expired	(60,000)	—

Outstanding, March 31, 2008	2,000,000	0.88	3.74	$21,825

Exercisable, March 31, 2008	2,000,000	0.88	3.74	$21,825

During the nine months ended March 31, 2008, the Company granted 8,414,500 stock options to purchase shares of common stock at a price below market of $0.00001 per share with an intrinsic value of $2,619,953.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

Expected dividend yield	0%	0%
Expected volatility	123.34%	82%
Expected life (in years)	2.0	5.0
Risk-free interest rate	3.86%	4.39%

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

12.	Stock Options (continued)

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the nine months ended March 31, 2008, is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value $

Nonvested at July 1, 2007	—	—
Granted	8,414,500	0.32
Vested	(8,414,500)	(0.32)

Nonvested at March 31, 2008	—	—

13.	Segment Disclosures

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

a)

In November 2004, the Company entered into a lease agreement for office premises at a rate of $86,000 (CDN$88,265) per annum including property taxes, insurance and other operating expenses, for a five year term expiring on September 30, 2009, with an option to renew for an additional five years. During the nine-month period ended March 31, 2008, the Company incurred rent expense of $44,300. Future payments for the next five fiscal years are as follows:

$
2008	21,500
2009	86,000
2010	28,700
2011	—
2012	—

136,200

b)	On June 5, 2006, the Company entered into an automobile lease for a term of 48 months. The monthly payments are $654 (CAD$651) ending May 5, 2010.

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

VisualMED Clinical Solutions Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

15.	Geographic Information and Major Customers

	Nine Months Ended March 31, 2008 $	Nine Months Ended March 31, 2007 $

Revenues from external customers:
United States	81,207	27,542
Canada	617,664	—

Total revenues from external customers	698,871	27,542

All long-lived assets are domiciled in Canada. During the nine months ended March 31, 2008, the Company recognized $698,871 (2007 - $27,542) of revenue from the licensing of software and technology. For the nine months ended March, 31, 2008, revenue from one customer represented 63% (2007 – 57%) of total revenue and from a second customer represented 21% (2007 – 43%) of total revenue.

16.	Contingency

On March 20, 2008, a legal action was commenced in Quebec, Canada against the Company seeking payment in the amount of $150,000 and 140,941 common shares of the Company pursuant to a finder fees agreement. The Company has accrued $150,000 and believes the claim to the 140,941 shares are without merit and will defend its position.

17.	Subsequent Events

(a)	The Company issued 125,000 shares of common stock upon the exercise of stock options at an exercise price of $0.00001 per share.

(b)	The Company granted 125,000 stock options to acquire common shares exercisable at $0.00001 per share for 3 months. These grants were made pursuant to the February 2008 Plan.

(c)	The Company received unsecured loans totalling $48,710 (Cdn$50,000) from third parties which are non-interest bearing and due on demand.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

Our major focus remains the diversification and expansion of the application of our technology into new areas of the healthcare industry. Target markets remain independent clinics, including specialized corporate healthcare providers, and oncology specialty facilities such as the Segal Cancer Center. These system deployments are rapid, cost-effective and have a much shorter sales cycle than when dealing with hospitals regarding the fully integrated VisualMED Clinical Information System.

Due to our efforts to adapt the existing technology and the opening of these new markets, we have begun to reduce our operating expenses.

At March 31, 2008, the Company had a working capital deficiency of $2,635,306 and had incurred losses of $32,195,847 since inception. These factors raise substantial doubt about our ability to continue as a going concern without raising significant additional capital or generating significant revenue in the upcoming fiscal year.

We incurred losses of $474,481 for the three months ending March 31 2008. This compares to $10,630,206 in the comparable prior year period. The components of these losses were costs associated with sales and marketing, research and development, customer service and general administration. We also incurred professional expenses, depreciation and filing fees.

Operating expenses for the three months ending March 31, 2008 were $630,761.

Marketing Strategy and Recent Developments

We continue to work closely with Plexo group and Medical.MD on the first subscriber-based internet health record for private healthcare clinics. VisualONCOLOGY, our stand alone oncology module, is successfully operating at the Segal Cancer Center in Montreal. It remains the only fully integrated clinical cancer module on the market.

Our current association with the Segal Cancer Center and the McGill University Department of Oncology has started to result in further contracts of our VisualONCOLOGY module. These contracts include St. Mary’s Hospital and the Ville Marie Breast Clinic, both of Montreal.

As of the date of filing, we expect our installed base to have reached 7 sites by the end of calendar 2008, with oncology leading the way. We continue to move away from concentrating on full-hospital deployments, with the inherent delays and long sales cycles associated with large healthcare bureaucracies, and focus on smaller, faster implementations in the private sector. We continue to pursue the opportunities that our growing client base provides, and management is confident our client base will continue to grow at an accelerated pace, with a fully diversified revenue stream fuelled by the activities of Medical.MD’s subscriber-based internet health record, VisualONCOLOGY, and our installed sites in Texas, Michigan and Kansas. We now expect our developing oncology activities to help create a coordinated market for VisualANESTHESIOLOGY, as these two modules are complimentary.

A further revenue branch is being explored, as we have begun to market parts of the VisualMED’s diverse abilities to help large pharmaceutical companies better control data and results from the clinical trial process used in developing and monitoring new drugs.

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

Negotiations with several hospital management groups in Europe continue to make progress. Our brand and market presence with some decision-making bodies are now well established in France and Italy. We have rekindled some of our key relationships with major French teaching hospitals, and are preparing for another major marketing effort in France. Another Italian change of government will now delay once again our ongoing efforts to obtain a national contract, however our key relationships with Italian medical leaders remains intact and we remain hopeful for a multi-hospital implementation to conclude our 2-year sales drive.

VisualMED has been selected as a participant in the upcoming Oncology EHR Workshop being presented as part of the 2008 meeting of the American Society of Clinical Oncology (ASCO) in Chicago, May 30 – June 3. Twenty-five vendors were invited to the pre-selection evaluation, of whom ten were selected to present. Vendors were required to meet a number of rigorous criteria appropriate to oncology electronic patient records and prescriptions. Such records are used by health care providers to manage cancer patient care over timeframes ranging from months to years. Of note, VisualMED is the only “new” vendor added to the list of last year’s participants. It is anticipated that each vendor will do between 50 and 100 presentations over the course of the 3-day event, making this event an extremely time- and cost-efficient marketing and sales opportunity.

Financial Condition, Liquidity and Capital Resources

During the three months ending March 31 2008, we recognized revenue of $186,873 from licensing of our product.

At March 31, 2008, we had a working capital deficiency of $2,635,306, compared to a working capital deficiency of $1,511,763 at June 30, 2007.

We had a net loss of $474,481 and $10,630,206 for the three month periods ending March 31, 2008 and 2007 respectively.

At March 31, 2008 our total assets were $200,984, as compared to total assets of $467,873 at June 30, 2007.

At March 31, 2008 we had pre-paid expenses of $26,189. This amount consists of Rent and Property Taxes of $14,805, a Trade Show for $7,000 and security deposit on an automobile lease of $4,384.

At March 31 2008, our total liabilities were $2,806,995, as compared to total liabilities of $1,928,446 at June 30, 2007.

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

Incremental direct costs related to contract acquisition and origination, which result in deferred revenue, are expensed as incurred. Any significant customer accounts that are not reasonably assured to be collected are excluded from revenues. During the year ended June 30, 2007, the Company licensed technology to a customer for $1,410,600 ($1,500,000 CAD). At March 31, 2008, $986,865 ($1,013,000 CAD) has been excluded from revenues as collectability was considered by management to not be reasonably assured. During the nine month period ended March 31, 2008, the Company recognized revenue of $441,541 related to a $2,200,000 contract with a customer. Revenue was recognized since customer acceptance or the work completed was obtained and the Company has no further obligations related to this portion of the contract.

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

•	Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us;

•	Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses;

•	We must be able to respond to rapidly changing technology, services and standards in order to remain competitive;

•	Because the market for our common stock is limited, our investors may not be able to resell their shares of common stock;

•	Because our common stock is subject to penny stock rules, the liquidity of investments may be restricted.

ITEM 3	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of our management, including Gerard Dab, our Chief Executive Officer, and Larry Kurlender, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in our annual reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1	LEGAL PROCEEDINGS

On March 20, 2008, a legal action was commenced in Quebec, Canada against the Company seeking payment in the amount of $150,000 and 140,941 common shares of the Company pursuant to a finder fees agreement. The Company has accrued $150,000 and believes the claim to the 140,941 shares are without merit and will defend its position.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB–2 (Registration No. 333–94835) filed with the SEC on January 18, 2001).

3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10–QSB filed with the SEC on February 22, 2005).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-94835) filed with the SEC on January 18, 2001

3.4	VisualMED Clinical Solutions Corp. November 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 20, 2007).

3.5	VisualMED Clinical Solutions Corp. July 2007 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on July 24, 2007).

3.6	Regulation FD Disclosure (incorporated by reference to Form 8-K filed with the SEC on November 8, 2007)

3.7	VisualMED Clinical Solutions Corp. February 2008 Nonqualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 6, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2008.

VISUALMED CLINICAL SOLUTIONS CORP. (Registrant)

By:	/s/ Gerard Dab

Gerard Dab
Principal Executive Officer, Secretary and a
member of the Board of Directors