Form 10-Q
period 2022-09-30
InnovaQor, Inc.
filed 2022-11-18
CIK 1102942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-33191

INNOVAQOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 S. Australian Avenue, Suite 800 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 421-1900

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2022, the registrant had 29,350,000 shares of its Common Stock, $0.0001 par value, outstanding.

INNOVAQOR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$3,160	$46
Accounts receivable, net (including related party receivable of $10,835 and $21,852 at September 30, 2022 and December 31, 2021, respectively)	56,499	32,800
Total current assets	59,659	32,846
Property and equipment, net	—	—
Total assets	$59,659	$32,846
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,204,447	$937,698
Accrued expenses	1,455,592	1,446,722
Due to Former Parent	67,574	374,473
Current portion of notes payable (including related party debt of $982,381 and $0 at September 30, 2022 and December 31, 2021, respectively)	1,116,534	134,153
Total current liabilities	3,844,147	2,893,046

Notes payable – Long term	60,401	60,401
Preferred Series B-1 Stock, Par Value $0.0001, 25,000 shares authorized, 14,950 shares issued and outstanding at September 30,2022 and December 31, 2021	9,086,396	9,086,396
Preferred Series C-1 Stock, Par Value $0.0001, 2,000 shares authorized, 225 and 200 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	137,250	122,000
Total liabilities	13,128,194	12,161,843

Commitments and contingencies

Stockholders’ Deficit
Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, Par Value $0.0001, 325,000,000 shares authorized, 234,953,286 shares issued and outstanding at September 30, 2022 and December 31, 2021	23,495	23,495
Additional Paid-In Capital	5,857,658	5,857,658
Accumulated Deficit	(18,949,688)	(18,010,150)
Total Stockholders’ Deficit	(13,068,535)	(12,128,997)

Total Liabilities and Stockholders’ Deficit	$59,659	$32,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Net revenues (including net revenue from related party of $33,498 and $58,344 for the three months ended September 30, 2022 and 2021, respectively)	$78,027	$129,426

Operating expenses:
Direct costs of revenue	32,245	97,282
General and administrative expenses	332,657	367,234
Depreciation	—	237
Total operating expenses	364,902	464,753

Loss from operations	(286,875)	(335,327)

Other (expense) income:
Other (expense) income, net	—	104,919
Interest expense	(46,153)	(6,943)
Total other (expense) income	(46,153)	97,976

Loss before income taxes	(333,028)	(237,351)

Provision for income taxes	—	—

Net loss	$(333,028)	$(237,351)
Basic and Diluted (loss) per share	$(0.00)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	234,953,286	234,953,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net revenues (including net revenue from related party of $135,291 and $182,976 for the nine months ended September 30, 2022 and 2021, respectively)	$268,430	$352,593

Operating expenses:
Direct costs of revenue	288,102	104,222
General and administrative expenses	853,515	919,761
Depreciation	—	711
Total operating expenses	1,141,617	1,024,694

Loss from operations	(873,187)	(672,101)

Other (expense) income:
Other (expense) income, net	810	104,918
Interest expense	(67,161)	(16,393)
Total other (expense) income	(66,351)	88,525

Loss before income taxes	(939,538)	(583,576)

Provision for income taxes	—	—

Net loss	$(939,538)	$(583,576)
Basic and Diluted (loss) per share	$(0.00)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	234,953,286	234,953,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For each of the quarters in the period ended September 30, 2022 and 2021

(unaudited)

	Preferred Series A-1 Shares		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

June 30, 2021	1,000	$—	234,953,286	$23,495	$5,857,658	$(17,510,532)	$(11,629,379)
Net loss	—		—	—	—	(237,351)	(237,351)
September 30, 2021	1,000	$—	234,953,286	$23,495	$5,857,658	$(17,747,883)	$(11,866,730)

June 30, 2022	1,000	$—	234,953,286	$23,495	$5,857,658	$(18,616,660)	$(12,735,507)
Net loss	—	$—	—	—	—	(333,028)	(333,028)
September 30, 2022	1,000	$—	234,953,286	$23,495	$5,857,658	$(18,949,688)	$(13,068,535)

December 31, 2020	—	$—	—	$—	$15,076,845	$(17,164,307)	$(2,087,462)
Issuance of Stock in Transaction	1,000		234,953,286	23,495	(23,495)	$—	—
Issuance of Preferred Stock as part of reverse merger	$—	$—	$—	$—	(9,195,692)	$—	(9,195,692)
Net loss	$—	$—	$—	$—	$—	(583,576)	(583,576)
September 30, 2021	1,000	$—	234,953,286	$23,495	$5,857,658	$(17,747,883)	$(11,866,730)

December 31, 2021	1,000	$—	234,953,286	$23,495	$5,857,658	$(18,010,150)	$(12,128,997)
Net loss	—	—	—	—	—	(939,538)	(939,538)
September 30, 2022	1,000	$—	234,953,286	$23,495	$5,857,658	$(18,949,688)	$(13,068,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows (used in) operating activities:
Net loss	$(939,538)	$(583,576)
Adjustments to reconcile net loss to net cash (used in) operations:
Forgiveness of Paycheck Protection Program Loans	—	(103,900)
Depreciation	—	711
Amortization of Debt Discount	23,660	—
Changes in operating assets and liabilities:
Accounts receivable	(23,699)	132,535
Prepaid expenses	—	1,717
Accounts payable and accrued expenses	275,619	309,412
Net cash (used in) operating activities	(663,958)	(243,101)

Cash flows (used in) investing activities:
Net cash (used in) investing activities	—	—

Cash flows provided by financing activities:
Loans from Former Parent	496,517	151,452
Loan from Related Parties	170,555	—
Proceeds from Paycheck Protection Program Loans	—	60,401
Net cash provided by financing activities	667,072	211,853

Net (Decrease) Increase in cash	3,114	(31,248)

Cash at beginning of period	46	31,294

Cash at end of period	$3,160	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

InnovaQor, Inc. (which changed its name from VisualMED Clinical Solutions Corporation in September 2021) (“InnovaQor” or the “Company”) was incorporated in the State of Nevada on September 7, 1999. Its business plan involved the distribution of medical software. It was primarily involved in activities related to the distribution of medical software through associated companies to which it had granted operating and distribution licenses.

During 2017, Rennova Health, Inc. (“Rennova” or the “Parent”), the parent of Advanced Molecular Services Group, Inc. (“AMSG”) and Health Technology Solutions, Inc. (“HTS”) (collectively, the “Advanced Molecular and Health Technology Solutions Group,” or the “Group”), announced its intent to separate the Group into one or more separate public entities with AMSG holding and operating Rennova’s pharmacogenomics business and HTS holding and operating Rennova’s supportive software solutions business. Pharmacogenomics is the genetic process to understand how an individual’s genetic attributes affect the likely response to therapeutic drugs. HTS’s supportive software solutions business includes electronic health records, and laboratory information management systems. AMSG was a wholly-owned subsidiary of Rennova that was formed on May 4, 2017 and HTS was a wholly-owned subsidiary of Rennova that was formed on June 22, 2011.

AMSG’s financial results include the assets and operations of CollabRx, Inc. and Genomas, Inc. Genomas, Inc. operated a diagnostics lab until December 31, 2019 and was focused solely on the technology and platform to interpret diagnostics outcomes and translate these outcomes into easily usable information. HTS’s financial results include the assets and operations of two other strategic businesses owned by Rennova: ClinLab, Inc. and Medical Mime, Inc. HTS’s results do not include Platinum Financial Solutions, LLC, which was left with Rennova. After the separation, Rennova retained full ownership of its remaining businesses.

On June 25, 2021, Rennova sold all the shares of stock of its subsidiaries, HTS and AMSG, to InnovaQor in a transaction that has been accounted for as a reverse acquisition with the Group being the accounting acquirer.

In consideration for the shares of HTS and AMSG (HTS Group) and the elimination of inter-company debt between Rennova and HTS and AMSG, InnovaQor issued to Rennova 14,000 shares of its Series B-1 Convertible Redeemable Preferred Stock (the “Series B-1 Preferred Stock”). The number of shares of Series B-1 Preferred Stock was subject to a post-closing adjustment which resulted in an additional 950 shares of Series B-1 Preferred Stock due Rennova, which were issued in September 2021. Each share of Series B-1 Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of InnovaQor’s common stock equal to the product of the stated value divided by 90% of the average closing price of InnovaQor’s common stock during the 10 trading days immediately prior to the conversion date. Conversion of the Series B-1 Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. The fair market value of the 14,950 shares was $9,086,396, as described below. The shares of Series B-1 Preferred Stock may be redeemed by InnovaQor upon payment of the stated value of the shares plus any declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

On June 9, 2021, InnovaQor issued 1,000 shares of Series A-1 Supermajority Voting Preferred Stock (the “Series A-1 Preferred Stock”) to the then CEO of the Company, Mr. Gerard Dab, in exchange for $300,000 owed to Mr. Dab. The Series A-1 Preferred Stock has the right to the number of votes equal to 51% of the votes entitled to be cast at a meeting or to vote by written consent, meaning the owner of the Series A-1 Preferred Stock has voting control of the Company. Mr. Dab was a party to an agreement whereby he committed to transfer the Series A-1 Preferred Stock to Epizon Limited (“Epizon”), a Nassau, Bahamas, based management consulting company. Seamus Lagan, the Chief Executive Officer of Rennova, the company we ultimately completed a transaction with, is also the managing director of Epizon. The conditions of the Epizon agreement to which Mr. Dab was a party were met and the transfer of shares of Series A-1 Preferred Stock to Epizon was completed. The terms of the agreement between Mr. Dab and Epizon had certain conditions including a condition that if within 120 days after a transaction was completed by VisualMED, there were not any dispute or efforts to unwind the transaction, then Mr. Dab would deliver the shares of Series A-1 Preferred Stock owned by him to Epizon. Epizon, as the owner of the Series A-1 Preferred Stock, will be able to exercise control over all matters submitted for stockholder approval.

InnovaQor issued 200 shares of Series C-1 Convertible Redeemable Preferred Stock (the “Series C-1 Preferred Stock”) to Mr. Dab in exchange for $200,000 owed to him. The shares had a fair market value of $122,000 at the date of issuance, as described below. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

The fair market value of all of the above shares of Series B-1 and Series C-1 Preferred Stock is based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise prices based on the liquidation preference of the preferred interests and participation thresholds for subordinated classes. The Black-Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%, volatility of 250.0%, and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor preferred stock and the underlying liquidity of InnovaQor’s common stock.

Additionally, Mr. Dab returned 14,465,259 shares of Common Stock in InnovaQor for cancellation.

The goal of the Company is to develop and deliver a technology-based communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services.

InnovaQor has six wholly-owned subsidiaries that provide medical support services primarily to clinical laboratories, corporate operations, rural hospitals, physician practices and behavioral health/substance abuse centers.

Health Technology Solutions, Inc. (“HTS”): HTS provides information technology and software solutions to our subsidiaries and outside medical service providers. HTS provides vCIO, IT managed services and data analytics dashboards to our subsidiaries and outside medical service providers. HTS operates from the corporate offices in West Palm Beach, Florida.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014. It specializes in electronic health records (EHR) software and subscription services for the behavioral health and rehabilitation market segments. It currently serves nine behavioral health/substance abuse facilities.

ClinLab, Inc. (“ClinLab”): ClinLab develops and markets laboratory information management systems to mid-size clinical laboratories. It currently services 12 clinical laboratories across the country.

AMSG owns CollabRx, Inc. (“CollabRx”) and Genomas, Inc. (“Genomas”), each of which is an inactive operation.

Genomas operated a diagnostics lab until December 31, 2019 and was focused solely on the pharmacogenomics technology and platform, MedTuning, to interpret diagnostics outcomes and translate these outcomes into easily usable information to indicate the effectiveness of medications for a patient. This solution would require minimum effort to be back in operation. CollabRx owns a technology platform and database for interpreting diagnostics outcomes from cancer patients that could match the result to known treatments and or clinical trials. This solution has been dormant for a number of years and to be viable in the marketplace will require updates to the technology and the database.

Each of the subsidiaries is wholly owned by the Company and complements each other, allowing for cross selling of products and services. The Company believes the current solutions will become an added value option to a technology-based communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services the Company plans to develop.

Existing products offered by the Company’s subsidiaries are as follows:

“M2Select” is a custom built, cloud based, electronic health record which meets the needs of substance abuse treatment and behavioral health providers. M2Select’s specialized clinical workflow provides intuitive prompts for symptoms and enables you to quickly select problems and create master treatment plans with goals, objectives, and interventions. M2Select provides best-in-class patient lifecycle management for Behavioral Health/Substance Abuse (BH/SA) treatment centers. From pre-admission to billing and aftercare, M2Select is an electronic health record and patient management software that seamlessly integrates into the natural workflow of day-to-day operations.

“M2Pro” is a custom built, cloud based, electronic health record for ambulatory physician practices that meets meaningful use stage 2 and no further. Its unique dictation services further automate the workflow process for physicians allowing them to focus on their continuum of patient care.

“ClinLab” is a turnkey client/server lab information system for mid-range laboratories. ClinLab supports interfaces to all major reference labs and the ClinLab team can provide an interface to any system with that capability. ClinLab also features an optional EHR package which enables interfacing with the most popular EHR systems allowing lab test results to integrate seamlessly into a provider’s EHR for an improved patient record and to fulfill the federal government requirements.

“Qira” is our healthcare business analytics service powered by PowerBI. It is a culmination of healthcare financial and revenue cycle management plus clinical operations oversight needs. It aggregates data from multiple healthcare systems to produce a single source business intelligence tool with executive level daily briefing to deep dive operational management of claims and operational efficiencies. There are many other analytical services available that customize solutions but none that have a proven template for success. Our competitive advantage comes from having created these tools to identify the deficiencies in the real world for the former parent Rennova from its former national laboratory operations to its more recent rural hospitals.

“vCIO Services”. Based on the skills and experience inherent within InnovaQor and resulting from work undertaken on behalf of the former parent, Rennova, InnovaQor offers a range of CIO services centered on our ability to link IT systems to business objectives combined with our knowledge of technology trends likely to impact our sector. The CIO services would include (but not be limited to):

●	Program and Project Management

●	Vendor Management

●	Business Continuity and Disaster Recovery

●	Security Services

●	Network Infrastructure Management

●	Helpdesk Provision

“MedTuning” utilizes proprietary biomarkers, treatment algorithms, and a web-based interactive physician portal delivery system to provide clinical decision support for physicians and personalized drug treatment for patients. Products are DNA-guided to improve the therapeutic benefit of widely used prescription drugs while also reducing the risk of significant side effects for patients.

Medical Informatics: Our technology platform, proprietary algorithms and physician interface portal can be extended to a wide range of drug categories.

Research and Development: Technology platform applicable to numerous disease states; current pipeline in mental health, pain management, cardiovascular and diabetes.

“Advantage” is a proprietary HIPAA compliant software developed to eliminate the need for paper requisitions by providing an easy to use and efficient web-based system that lets customers securely place lab orders, track samples and view test reports in real time from any web-enabled laptop, notepad or smart phone.

In the coming year we plan to develop, acquire or license and offer a telehealth solution through corporate partnerships in the emerging health technology sector.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The acquisition of an operating company by a non-operating public shell corporation typically results in the owners and management of the operating company having actual or effective voting and operating control of the combined company. The Securities and Exchange Commission staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination. That is, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the operating company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

The condensed consolidated financial statements include the accounts of only the HTS Group (the accounting acquirer) prior to June 25, 2021 and InnovaQor and the Group since the date of acquisition on June 25, 2021, with the transaction being accounted for as a recapitalization of the Group on June 25, 2021. The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Comprehensive Loss

During the nine months ended September 30, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

Going Concern

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Accounting Standards Codification (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations and, at September 30, 2022, had a working capital deficit and accumulated deficit of $3.8 million and $19.0 million, respectively. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company is currently conducting an offering of shares of common stock pursuant to Regulation A of the SEC. Use of proceeds are intended for improving existing products, sales and marketing, and the beginning of the new telehealth project.

The Company will incur substantial costs in connection with the acquisition of the Group from Rennova, which may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel who are new to the Company, tax costs and costs to separate information systems, among other costs. The cost of performing such functions is anticipated to be higher than the amounts reflected in the Company’s historical financial statements, which would cause its future losses to increase. Accordingly, the Company will continue to focus on reducing its operating costs and increasing revenues.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to increase its revenues and eventually achieve profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimation include estimating the fair value of intangible assets acquired, the impairment of assets, accrued and contingent liabilities, and future income tax obligations (benefits), among other items. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which are estimated and recorded in the period that the Company deems the receivable to be uncollectable. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection is an integral part of the estimation process related to the allowance for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues that may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to the provision for bad debts.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

●	Identify the contract(s) with a customer.

●	Identify the performance obligations in the contract.

●	Determine the transaction price.

●	Allocate the transaction price to the performance obligations in the contract.

●	Recognize revenue when or as you satisfy a performance obligation.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company is expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 10 below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is generally based upon an agreed hourly rate.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of September 30, 2022 and December 31, 2021, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

Fair Value of Financial Instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

●	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2022 and December 31, 2021, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the three and nine months ended September 30, 2022 and 2021, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Income Taxes

The entities within the Group were included in the consolidated income tax returns of its Parent for the years ended December 31, 2020 and prior. A determination has been made by Parent’s management not to allocate any of the deferred tax assets or liabilities to the Group as of December 31, 2020 and prior. Accordingly, the Group had not provided for income taxes in the combined financial statements. The Company since June 25, 2021 uses the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company will recognize a valuation allowance.

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of September 30, 2022 and 2021. State income taxes will also be due on any income generated in the future.

Convertible Preferred Stock

The Company classifies its Series B-1 and Series C-1 Convertible Preferred Stock as liabilities in accordance with ASC 480 Distinguishing Liabilities from Equity since the preferred stock is convertible, at the option of the holder, into a variable number of shares based solely on a fixed dollar amount (stated value) known at issuance of the preferred stock.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of September 30, 2022 and 2021, there were approximately 1,673,647,000 and 1,279,369,000, common stock equivalents, respectively, which were antidilutive due to the Company’s losses.

Note 3 – Acquisition

The Company acquired all the common stock of the HTS Group from Rennova on June 25, 2021 in exchange for Preferred Series A-1, B-1 and C-1 stock with a fair market value of $9,195,692. This acquisition has been accounted for as a reverse acquisition with the HTS Group being the accounting acquiror with the excess fair value of the purchase price over net asset fair value acquired treated as a reduction of additional paid in capital on the date of acquisition.

A summary of that purchase price is as follows:

Fair Value of Preferred Series A-1 Stock	$100
Fair Value of Preferred Series B-1 Stock	9,086,396
Fair Value of Preferred Series C-1 Stock	122,000
Other	(12,804)
Total	$9,195,692

On the date of acquisition, InnovaQor had no assets and total liabilities of $500,035, of which $500,000 was converted to equity in connection with the acquisition.

Unaudited Statements of Operations for the three and nine months ended September 30, 2021, as if the acquisition had taken place on January 1, 2021, would show an additional loss of approximately $500,000 due to additional consulting expense.

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts receivable (including related party of $10,835 and $21,852 at September 30, 2022 and December 31, 2021, respectively)	$56,499	$32,800

Less:
Allowance for discounts	—	—
Accounts receivable, net	$56,499	$32,800

For the three months ended September 30, 2022 and 2021, bad debt expense (recovery), was $0 for both periods.

For the nine months ended September 30, 2022 and 2021, bad debt expense (recovery), was $0 and $3,196, respectively.

Note 5 – Property and Equipment

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Software	$1,435,875	$1,435,875
Furniture	8,227	8,227
Office equipment	30,931	30,931
Computer equipment	324,131	324,131
	1,799,164	1,799,164
Less accumulated depreciation	(1,799,164)	(1,799,164)
Property and equipment, net	$—	$—

Depreciation expense on property and equipment was $0 and $237 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $711 for the nine months ended September 30, 2022 and 2021, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment.

Note 6 – Accrued Expenses

Accrued expenses at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued payroll and related liabilities	$1,230,277	$1,263,539
Accrued legal	37,997	37,997
Accrued interest	18,703	17,494
Deferred revenue and customer deposits	44,544	24,471
Other accrued expenses	124,071	103,221
Accrued expenses	$1,455,592	$1,446,722

Accrued payroll and related liabilities at September 30, 2022 and December 31, 2021 included approximately $1.0 million and $1.1 million, respectively, of accrued past due payroll taxes, related penalties and interest.

Note 7 – Notes Payable

The carrying amount of notes payable as of September 30, 2022 and December 31, 2021 was as follows:

	September 30,	December 31,
	2022	2021
Note payable with the Department of Economic and Community Development in the original amount of $147,372 due in monthly payments of principal and interest totaling $2,132 beginning January 1, 2017 with a final payment due on October 1, 2022. Non-interest bearing. Payments were not made in 2022 or 2021.	$134,153	$134,153
Loans from Related Parties and Companies due September and December, 2022. Original issue discount of $108,452; 25 shares of Series C-1 Preferred Stock issued in connection with the loan; unamortized debt discount of $42,748 at September 30, 2022. $105,710 in default at September 30, 2022.	982,381	-
Paycheck Protection Program Loans (PPP Loans). The PPP Loans and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Loans. The unforgiven portion of the PPP Loans are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The Company intends to use all of the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, it cannot assure you that it will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.	60,401	60,401
	1,176,935	194,554
Less current portion	1,116,534	134,153
Notes payable, long term, net of current portion	$60,401	$60,401

During the three months ended September 30, 2021 approximately $104,000 of Paycheck Protection Program Loans were forgiven and are recognized as other income in the accompanying financial statements. The Company has applied for forgiveness of the remaining $60,401 of these type loans.

Note 8 – Loans from Parent and Other Related Party Transactions

To fund the Company’s operations for the nine months ended September 30, 2022 and 2021, the former Parent advanced funds and paid expenses of InnovaQor and the Group in the amount of $496,517 and $151,452, respectively. The amount as of September 30, 2022 is included in Due to Former Parent and Notes Payable in the accompanying Condensed Consolidated Balance Sheet. During the three months ended September 30, 2022, the former Parent converted $803,416 of these advanced into a promissory note in the amount of $883,757, representing a 10% original issue discount. The loan is due on December 31, 2022. Also, it provides for default interest at 18% per annum.

During the nine months ended September 30, 2022, Ms. Hollis, the Chief Executive Officer of the Company, loaned the Company $96,100. The Company entered into promissory notes in the amount of $105,710, representing a 10% original issue discount. The loans were due on September 6, 2022 and are currently in default. They provide for default interest at 18% per annum. In addition, the Company issued Ms. Hollis 25 shares of Series C-1 Preferred Stock on March 31, 2022 in connection with one of the loans. These shares of Series C-1 Preferred Stock were valued at $15,250 using the Option Price Method and the same assumptions as used to value the prior issuance of Series C-1 Preferred Stock.

During the three months ended September 30, 2022, Alcimede Limited loaned the Company $32,500. Seamus Lagan, the Chief Executive Officer of Rennova, is the sole director of Alcimede Limited. This amount is due on demand. The Company entered into a promissory note in the amount of $35,750, representing a 10% original issue discount. The loan is due on December 5, 2022. Also, it provides for default interest at 18% per annum.

The above amounts are not indicative of what third parties would have agreed to.

Related Parties Revenue

Included in net revenues for the three months ended September 30, 2022 and 2021 is $33,498 and $58,344, respectively, of intercompany revenue with Rennova (the former parent). Net revenues for the nine months ended September 30, 2022 and 2021 include $135,291 and $182,976, respectively, of intercompany revenue with Rennova (the former parent).

The Group has incurred certain costs that have been allocated from Rennova. Included in the Condensed Consolidated Statements of Operations are the following allocated costs:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Health insurance	$—	$5,039
Rent and utilities	19,676	20,060
Total allocated costs	$19,676	$25,108

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Health insurance	$—	$16,169
Rent and utilities	81,799	60,196
Total allocated costs	$81,799	$76,365

Note 9 – Preferred Stock and Stockholders’ Deficit

Common Stock

The Company has authorized 325,000,000 shares of $0.0001 par value Common Stock of which 234,953,286 were issued and outstanding as of September 30, 2022 and December 31, 2021. These shares have one vote per share.

Preferred Stock Series A-1

The Company has authorized 1,000 shares of $0.0001 par value (stated value $10) Series A-1 Supermajority Voting Preferred Stock of which 1,000 were issued and outstanding as of September 30, 2022 and December 31, 2021. So long as one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of the Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any stockholder meeting. These shares have no rights to receive dividends and liquidation rights are equal to the stated value per share.

Preferred Stock Series B-1

The Company has authorized 25,000 shares of $0.0001 par value (stated value $1,000) Series B-1 Convertible Redeemable Preferred Stock of which 14,950 were issued and outstanding as of September 30, 2022 and December 31, 2021. These shares have no voting rights, dividends on these shares shall accrue at the rate of 5% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series B-1 Preferred Stock was not convertible prior to the first anniversary of its issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series C-1

The Company has authorized 2,000 shares of $0.0001 par value (stated value $1,000) Series C-1 Convertible Redeemable Preferred Stock of which 225 and 200 were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. These shares have no voting rights, dividends on these shares shall accrue at the rate of 10% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series C-1 Preferred Stock was not convertible prior to the first anniversary of its original issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series C-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Note 10 – Revenues

The Company had net revenues for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Dashboards	$10,925	$21,511
IT Managed Services	21,059	25,740
Software and Interfaces	12,500	29,400
Support and Maintenance	14,603	24,853
vCIO Services	1,963	5,513
Software License Fees	16,977	15,747
Other	—	6,662
Total Net Revenues	$78,027	$129,426

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Dashboards	$35,026	$49,663
IT Managed Services	69,420	77,220
Software and Interfaces	12,500	38,040
Support and Maintenance	67,399	71,251
vCIO Services	29,394	50,512
Software License Fees	47,721	58,871
Other	6,970	7,036
Total Net Revenues	$268,430	$352,593

Generally, work is billed monthly by the hour at agreed upon hourly rates for all of the above revenue streams.

For all of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the contract, it records deferred revenues on the Company’s consolidated balance sheet, which represents a contract liability.

The Company has an internal sales force compensation program where remuneration is based solely on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Company’s consolidated balance sheet.

Note 11 – Commitments and Contingencies

Consulting Agreement – the Company entered into a consulting agreement effective June 1, 2021, with Dial M Productions, LLC, a company owned by Mr. Dab, the Company’s former CEO, for a period of one year to provide assistance in developing the Company’s business including communications with existing shareholders and the general public. The agreement provided that the Company would pay $3,500 a month and an additional $60,000 upon the earlier of receipt of funding from an outside source or within 90 days. These amounts have not been paid. On June 1, 2022, the agreement was extended for another year. The Company continues to owe the amounts provided for in the original agreement and the new agreement increases the monthly fee to $4,500.

Concentration of Credit Risk - Credit risk with respect to accounts receivable is generally low due to the nature of the customers comprising the customer base and the significant related party component. The Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the condensed consolidated financial statements.

The Company maintains its cash balances in high-credit-quality financial institutions. The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

Guarantees

Certain subsidiaries of the Company have guaranteed debt obligations of their former Parent. As part of the transaction with the Company, the former Parent received a release of guarantees from certain institutional lenders and has been working to settle other debt obligations where certain subsidiaries of the Company remain a guarantor. The Company believes that any risk associated with previous guarantees is now minimal and immaterial.

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s condensed consolidated financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of each of September 30, 2022 and December 31, 2021, $10,464 was outstanding and owed for this judgment and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Two former employees of CollabRx, Inc., one of the acquired subsidiaries, filed suits in a California state court against the former Parent, Rennova, and CollabRx, Inc., in connection with amounts claimed to be owed under their respective employment agreements with CollabRx, Inc. One former employee received a judgment for approximately $253,000, which Rennova has paid in full. The other former employee received a judgment for approximately $173,000.

ClinLab, Medical Mime and HTS, as well as the former Parent, Rennova and many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages in excess of $2,030,000 plus interest, costs and fees. The other entities were sued as alleged guarantors of the debenture. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. In September 2021, the parties entered into a settlement agreement with the Receiver to pay $500,000 as full and final settlement of all claims in this matter, which amount has now been paid as of April 2022.

CTI Consulting LLC filed suit against HTS in September 2021, claiming approximately $45,000 as owed for services provided. The Company has agreed to pay $5,000 per month until the obligation is satisfied. Payments have not been satisfied to date.

Note 12 – Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for interest	$2,774	$8,737
Cash paid for income taxes	$—	$—
Series C-1 Preferred Stock issued in connection with debt	$—	$122,000
Series A-1, B & C Preferred Stock issued for transaction	$—	$9,086,396
Advances Transfer to Notes Payable by Former Parent	$803,416	$—
Stock Issued for Debt to Related Party	$15,250	$—

Note 13 – Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Note 14 – Subsequent Events

The Company has filed for an offering up to 75,000,000 shares of common stock at a fixed price of $.005 per share. The offering is pursuant to Regulation A promulgated by the SEC and was qualified on November 3, 2022. On November 15, 2022, the Company issued 10,000,000 shares to one investor for proceeds of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are “forward-looking statements.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We use the words “anticipate”, “believe”, “could”, “design,” “estimate”, “expect”, “intend”, “forecast,” “goal,” “may”, “plan”, “potential”, “predict”, “project”, “should”, “target,” “will,” “would” or the negatives or other tense of such terms and other similar expressions intended to identify forward-looking statements. Forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those contained in the “Risk Factors” section of our Form 10-12G/A (the “Form 10-12G/A”) and in our subsequent filings with the Securities and Exchange Commission.

The following is a discussion of the financial condition and results of operation of InnovaQor as of the date of this Form 10-Q. This discussion and analysis should be read in conjunction with InnovaQor’s audited consolidated financial statements contained in the Form 10-12G/A and with our unaudited condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operation of InnovaQor as of the date of this filing. This discussion and analysis should be read in conjunction with InnovaQor’s audited and unaudited consolidated financial statements including the notes thereto.

Estimates

Management’s discussion and analysis of InnovaQor’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. Significant areas of estimation include estimating fair value of intangible assets acquired, the impairment of assets, accrued and contingent liabilities, and future income tax obligations (benefits), among other items. On an on-going basis, management evaluates past estimates and judgments, including those related to bad debts, accrued liabilities, derivative liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. InnovaQor believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The acquisition of an operating company by a non-operating public shell corporation typically results in the owners and management of the operating company having actual or effective voting and operating control of the combined company. The Securities and Exchange Commission staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination. That is, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the operating company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

The condensed consolidated financial statements include the accounts of only the HTS Group (the accounting acquirer) prior to June 25, 2021 and InnovaQor and the Group since the date of acquisition on June 25, 2021, with the transaction being accounted for as a recapitalization of the Group on June 25, 2021. The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Cash and Cash Equivalents

InnovaQor considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

●	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2022 and December 31, 2021, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the three and nine months ended September 30, 2022 and 2021, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of September 30, 2022 and December 31, 2021, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years

Income Taxes

The entities within the Group were included in the consolidated income tax returns of its Parent for the years ended December 31, 2020 and prior. A determination has been made by Parent’s management not to allocate any of the deferred tax assets or liabilities to the Group as of December 31, 2020 and prior. Accordingly, the Group had not provided for income taxes in the combined financial statements. The Company since June 25, 2021 uses the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company will recognize a valuation allowance.

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of September 30, 2022 and 2021. State income taxes will also be due on any income generated in the future.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

●	Identify the contract(s) with a customer.

●	Identify the performance obligations in the contract.

●	Determine the transaction price.

●	Allocate the transaction price to the performance obligations in the contract.

●	Recognize revenue when or as you satisfy a performance obligation.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company is expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 10 to the unaudited Condensed Consolidated Financial Statements included herein, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is generally based upon an agreed hourly rate.

Convertible Preferred Stock

The Company classifies its Series B-1 and Series C-1 Convertible Preferred Stock as liabilities in accordance with ASC 480 Distinguishing Liabilities from Equity since the preferred stock is convertible, at the option of the holder, into a variable number of shares based solely on a fixed dollar amount (stated value) known at issuance of the preferred stock.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of September 30, 2022 and 2021, there were approximately 1,673,647,000 and 1,279,369,000 common stock equivalents, respectively, which were antidilutive due to the Company’s losses.

Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of InnovaQor’s consolidated financial condition and results of operations as of and for the three and nine months ended September 30, 2022 and 2021.This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this filing. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of our Form 10-12G/A.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the nine months ended September 30, 2022 and 2021, which are included herein.

The following table summarizes the results of our consolidated operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
Net revenues	$268,430	$352,593	$(84,163)
Operating expenses:
Direct costs of revenue	288,102	104,222	183,880
General and administrative expenses	853,515	919,761	(66,246)
Depreciation	—	711	(711)
Loss from operations	(873,187)	(672,101)	(201,086)
Other (expense) income	(66,351)	88,525	(154,876)
Loss before income taxes	(939,538)	(583,576)	(355,962)
Provision for income taxes	—	—	—
Net loss	$(939,538)	$(583,576)	$(355,962)

Net Revenues

Net revenues were $268,4310 and $352,593 for the nine months ended September 30, 2022 and 2021, respectively. The reduced revenues were a result of losing customers that were acquired or went out of business and new customers not being secured because of our inability to invest in sales, marketing and delivery or in further development of our products.

Direct Costs of Revenue

Direct costs of revenue increased by $183,880 compared to the nine months ended September 30, 2021 principally due to increases in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses decreased by $66,246 compared to the nine months ended September 30, 2021 principally due to decreased in payroll and related expenses.

Other Income and Expense

During the nine months ended September 30, 2021, we recognized $103,900 of other income for forgiveness of various PPP loans. We had no such transaction during the nine months ended September 30, 2022.

Loss from Operations

Our operating loss increased by $201,086 for the nine months ended September 30, 2022, when compared to a loss of $672,101 for the same period a year ago. The increase was due to the increases in our direct costs of revenue.

Net Loss

Our net loss was $939,538 for the nine months ended September 30, 2022, as compared to a net loss of $583,576 for the nine months ended September 30, 2021. The $355,962 increase in net loss was principally due to the direct costs of revenue and increased loss from operations.

Liquidity, Capital Resources and Acquisition

At September 30, 2022, we had $3,160 in cash on hand, a working capital deficit of $3,784,488 and an accumulated deficit of approximately $18.9 million. In addition, we incurred a net loss of $939,538 and $583,576 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, we financed our operations with interest bearing loans principally from our former parent company.

InnovaQor acquired all of the common stock of the HTS Group from Rennova on June 25, 2021. The transaction has been accounted for as a reverse capitalization in the accompanying financial statements.

The change in cash used in operations for the nine months ended September 30, 2022 and 2021 is presented in the following table:

	Nine Months Ended September 30,
	2022	2021	Change
Net loss	$(939,538)	$(583,576)	$(355,962)
Non-cash adjustments to loss
Accounts receivable	(23,699)	132,535	(156,234)
Accounts payable and accrued expenses	375,619	309,412	66,207
Other	(76,340)	(101,472)	25,132
Net cash used in operating activities	$(663,958)	$(243,101)	$(420,857)

No cash was provided by investing activities for the nine months ended September 30, 2022 or 2021.

Net cash provided by financing activities amounted to $667,072 and $211,853 for the nine months ended September 30, 2022 and 2021, respectively. The principal financing activities were loans from the former parent.

Going Concern and Liquidity

Under Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), management of InnovaQor has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by Accounting Standard Codification (“ASC”) 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed InnovaQor’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, InnovaQor had a working capital deficit and an accumulated deficit of approximately $3.5 million and $18.9 million, respectively, at September 30, 2022. In addition, InnovaQor had a loss from operations of $939,538 and cash used in operating activities of $663,958 for the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

InnovaQor’s consolidated financial statements are prepared assuming that InnovaQor can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about InnovaQor’s ability to continue as a going concern are as follows:

The Company is currently conducting an offering of shares of common stock pursuant to Regulation A of the SEC. Use of proceeds are intended for improving existing products, sales and marketing, and the beginning of the new telehealth project.

During 2021, InnovaQor’s Board of Directors approved plans to acquire the HTS Group. Completion of the acquisition occurred on June 25, 2021. The intent of the acquisition was to create a revenue generating business in the health technology space focused on its strengths and operational plans. The acquisition of the HTS Group from Rennova is intended, among other things, to: (1) result in improved business and operational decision-making and greater strategic and management focus for each respective business; (2) improve the Company’s ability to attract, retain and incentivize employees; (3) improve access to capital for InnovaQor; and (4) create an equity structure for InnovaQor, resulting in an improved understanding of InnovaQor in the capital and investor markets, and a stronger, more focused investor base for InnovaQor. Management believes that the acquisition will allow InnovaQor to more fully realize its value, and InnovaQor to use its stock as consideration for further acquisitions and enhance the value of its equity-based compensation programs.

In addition, in connection with the acquisition, at the closing Rennova forgave $14,000,000 of loans it had previously made to the subsidiaries. A further $950,000 in debt was forgiven by Rennova in September 2021, meaning all of the loans owed by the acquired subsidiaries have been forgiven. The Company issued 14,000 shares of its Series B-1 Preferred Stock to Rennova in June 2021 and a further 950 shares in September 2021.

Notwithstanding the benefits that are expected to result from the acquisition, InnovaQor has incurred substantial costs in connection with the acquisition and the transition to being a fully reporting public company, which may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel who are new to InnovaQor, tax costs and costs to separate information systems. The cost of performing such functions is anticipated to be more than the amounts reflected in InnovaQor’s historical financial statements, which could cause its losses to increase. Accordingly, InnovaQor will continue to focus on increasing revenues.

There can be no assurance that, through the acquisition of the HTS Group, InnovaQor will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary from Rennova or third parties to implement its current operating plan. The ability of InnovaQor to continue as a going concern is dependent upon its ability to significantly increase its revenues and eventually achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if InnovaQor is unable to continue as a going concern.

Other Matters

Inflation

We do not believe inflation has a significant effect on InnovaQor’s operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose InnovaQor’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on InnovaQor’s financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Off-balance sheet arrangements consist of transactions, agreements, or contractual arrangements to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guaranteed contracts.

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets.

●	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to InnovaQor’s stock and classified in equity in InnovaQor’s statement of financial position.

●	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of September 30, 2022, InnovaQor had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on InnovaQor’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our net revenues to be impacted by seasonal demands for our products and services.

Comparison of the Three Months Ended September 30, 2022 and 2021

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the three months ended September 30, 2022, and 2021, which are included herein.

The following table summarizes the results of our consolidated operations for the three months ended September 30, 2022 and 2021 (unaudited):

	Three Months Ended September 30,
	2022	2021	Change
Net revenues	$78,027	$129,426	$(51,399)
Operating expenses:
Direct costs of revenue	32,245	97,282	(65,037)
General and administrative expenses	332,657	367,234	(34,577)
Total operating expenses	364,902	464,753	(99,851)
Loss from operations	(286,875)	(335,327)	48,452
Other (Expense) Income	(46,153)	97,976	(144,129)
Loss before income taxes	(333,028)	(237,351)	(95,677)
Provision for income taxes	—	—	—
Net loss	$(333,028)	$(237,351)	$(95,677)

Net Revenues

Net revenues were $78,027 and $129,426 for the three months ended September 30, 2022, and 2021, respectively. The reduced revenues were a result of losing customers that were acquired or went out of business and new customers not being secured because of our inability to invest in sales, marketing and delivery or in further development of our products.

Direct Costs of Revenue

Direct costs of revenue decreased by $65,037 compared to the three months ended September 30, 2021, principally due to decreases in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses decreased by $34,577 compared to the three months ended September 30, 2021, principally due to decreases in payroll and related expenses and professional fees.

Loss from Operations

Our operating loss decreased by $48,452 for the three months ended September 30, 2022, when compared to a loss of $335,327 for the same period last year. The decrease was due principally to the decreases in our direct cost of revenue and general and administrative expenses.

Net Loss

Our net loss was $333,028 for the three months ended September 30, 2022, as compared to a net loss of $237,351 for the three months ended September 30, 2021. The $95,677 increase in net loss was principally due to the decrease in revenues.

Capitalization

The following table sets forth InnovaQor’s capitalization as of September 30, 2022, and December 31, 2021, on an historical basis. In addition, it is not indicative of our future capitalization. This table should be read in conjunction with InnovaQor’s financial statements and notes thereto included elsewhere in this registration statement.

The following table sets forth our cash and capitalization as of September 30, 2022, and December 31, 2021:

	September 30,	December 31,
	2022	2021
Cash	$3,160	$46

Stockholders’ Equity
Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, Par Value $0.0001, 325,000,000 shares authorized, 234,953,286 issued and outstanding	23,495	23,495

Additional Paid-in Capital	5,857,658	5,857,658
Total capitalization	$5,884,313	$5,881,199

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2022, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) The Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2022.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third-party consultant CFO to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare financial statements. Any deviation or errors are reported to management.

The Company can provide no assurance that its internal controls over financial reporting will be compliant in the near future. As revenues permit, the Company will enhance its internal controls through additional software and other means. If and when it obtains funding, the Company will create an audit committee comprised of independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are likely to affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, InnovaQor may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. InnovaQor operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on InnovaQor’s consolidated financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of September30, 2022 and December 31, 2021, $10,464 was outstanding and owed for this judgment and included in accounts payable at each respective balance sheet date.

Two former employees of CollabRx, Inc., one of the acquired subsidiaries, filed suits in a California state court against the former Parent, Rennova and CollabRx, Inc., in connection with amounts claimed to be owed under their respective employment agreements with CollabRx, Inc. One former employee received a judgment for approximately $253,000, which Rennova has paid in full. The other former employee received a judgment for approximately $173,000.

ClinLab, Medical Mime and HTS, as well as the former Parent, Rennova and many of its subsidiaries, were defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleged a breach by Medytox Solutions, Inc. of its obligations under a debenture and claimed damages of approximately $2,030,000 plus interest, costs and fees. In May 2020, the SEC appointed a Receiver to close down the TCA Global Credit Master Fund, L.P. The other entities were sued as alleged guarantors of the debenture. In September 2021, the parties entered into a settlement agreement with the Receiver to pay $500,000 as full and final settlement of all claims in this matter, which amount has now been paid as of September, 2022.

CTI Consulting LLC filed suit against HTS in September 2021, claiming approximately $45,000 as owed for services provided. The Company has agreed to pay $5,000 per month until the obligation is satisfied. Payments have not been satisfied to date.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Form 10-12G/A which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our Form 10-12G/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Link base Document

101.DEF	Inline XBRL Definition Link base Document

101.LAB	Inline XBRL Label Link base Document

101.PRE	Inline XBRL Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVAQOR, INC.

Date: November 18, 2022	By:	/s/ Sharon Hollis
Sharon Hollis Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Bellante
Thomas J. Bellante Chief Financial Officer (Principal Financial Officer)

