Form 10-K
period 2022-12-31
InnovaQor, Inc.
filed 2023-04-17
CIK 1102942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-33191

INNOVAQOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 S. Australian Avenue, Suite 800

West Palm Beach, Florida 33401

(Address of principal executive office)

Registrant’s telephone number, including area code: (561) 421-1900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2022 , the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.0044 per share as reported by the OTC Pink on such date was $1,043,794. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of April 4, 2023, 244,953,286 shares of common stock are issued, and outstanding.

Documents incorporated by reference: None

Forward-Looking Statements

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

PART I

Item 1. Business

Overview

InnovaQor, Inc., a Nevada corporation (“InnovaQor” or the “Company”), provides information technology solutions and services to healthcare and laboratory customers in the United States. Our goal is to develop and deliver a technology-based medical professional’s network communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services. The Company, through an acquisition that closed on June 25, 2021, has a number of fully developed products and services which it offers through six wholly owned subsidiaries that provide medical support services primarily to clinical laboratories, corporate operations, rural hospitals, physician practices and behavioral health/substance abuse centers.

The Company has the following wholly owned subsidiaries, which it purchased on June 25, 2021: Health Technology Solutions, Inc., Medical Mime, Inc., ClinLab, Inc., Advanced Molecular Services Group, Inc. (“AMSG”), Genomas, Inc. and CollabRx, Inc. These subsidiaries provided products and services to 25 and 36 customers in the United States and generated $343,440 and $468,883 (including $191,517 and $237,551 from a related party) in net revenues during the years ended December 31, 2022 and 2021, respectively.

Health Technology Solutions, Inc. (“HTS”): HTS provides virtual chief information officer (vCIO), IT managed services and data analytics dashboards to our subsidiaries and outside medical service providers. HTS operates from the corporate offices in West Palm Beach, Florida.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014. It specializes in electronic health records (EHR) software and subscription services for the behavioral health and rehabilitation market segments. It currently serves ten behavioral health/substance abuse facilities.

ClinLab, Inc. (“ClinLab”): ClinLab develops and markets laboratory information management systems to mid-size clinical laboratories. It currently services eight clinical laboratories across the country.

AMSG owns CollabRx, Inc. (“CollabRx”) and Genomas, Inc. (“Genomas”), each of which is an inactive operation.

Genomas operated a diagnostics lab until December 31, 2019, and was focused solely on the pharmacogenomics technology and platform, MedTuning, to interpret diagnostics outcomes and translate these outcomes into easily usable information to indicate the effectiveness of medications for a patient. This solution would require minimum effort to be back in operation. CollabRx owns a technology platform and database for interpreting diagnostics outcomes from cancer patients that could match the result to known treatments and or clinical trials. This solution has been dormant for a number of years and to be viable in the marketplace will require updates to the technology and the database.

Each of the subsidiaries is wholly owned by the Company and complements each other, allowing for cross selling of products and services. The Company believes the current solutions will become an added value option to a technology-based medical professional’s network communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services the Company plans to develop.

In the coming year we plan to develop, acquire, or license and offer a telehealth solution through corporate partnerships in the emerging health technology sector.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Statements contained herein that refer to the Company’s estimated or anticipated future results are forward-looking statements that reflect current perspectives of existing trends and information as of the date of this filing. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “plan,” “could,” “should,” “estimate,” “expect,” “forecast,” “outlook,” “guidance,” “intend” “may,” “might,” “will,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Such forward-looking statements include statements about the Company’s plans, objectives, expectations and intentions. It is important to note that the Company’s goals and expectations are not predictions of actual performance. Actual results may differ materially from the Company’s current expectations depending upon a number of factors affecting the Company’s business. These risks and uncertainties include those set forth under “Risk Factors” beginning on page 11, as well as, among others, business effects, including the effects of industry, economic or political conditions outside of the Company’s control; the inherent uncertainty associated with financial projections; the anticipated size of the markets and demand for the Company’s products and services; the impact of competitive products and pricing; and access to available financing on a timely basis and on reasonable terms. We caution you that the foregoing list of important factors that may affect future results is not exhaustive.

When relying on forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events and read the Company’s filings with the Securities and Exchange Commission (the “SEC”) for a discussion of these and other risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statement, except as may be required by law. The Company qualifies all forward-looking statements by these cautionary statements.

Company History

The Company was originally incorporated in the State of Nevada on September 7, 1999, under the name Ancona Mining Corporation. The Company’s name was changed to VisualMED Clinical Solutions Corporation on November 30, 2004, from Ancona Mining Corporation.

The Company’s name was changed to InnovaQor, Inc. on September 8, 2021, from VisualMED Clinical Solutions Corporation. VisualMED was a medical information company that used technology to assist physicians and nurses streamline the mass of patient information in a coherent and usable manner. Its clinical information systems were designed for use in hospitals, healthcare delivery organizations and regional and national healthcare authorities. In response to changes in the marketplace, the Company then sought to take its applications originally created for clinicians and make them available to patients and individuals concerned about their health. As part of this process the Company partnered with various consultants to consider the medical applications, develop a marketing strategy and investigate how best to transition its existing applications to upgraded versions, including integrating artificial intelligence for data assessment and outcomes. With the onset of the COVID-19 pandemic, however, it became apparent that this business opportunity would require more capital, management capability and time than what was available to the Company.

In late 2020, the majority of shareholders and the Board of Directors charged management of VisualMED to find a new business opportunity for the Company that would allow it to leverage its healthcare, software and IT experience. At the beginning of 2021, the Company initiated measures that would facilitate a new opportunity for the Company. Subsequently, in May 2021, then CEO Gerard Dab entered into an agreement with and engaged the services of Epizon Limited (“Epizon”), a Nassau, Bahamas, based management consulting company specializing in the provision of management services to secure financing and opportunities for growth. Seamus Lagan, the Chief Executive Officer of Rennova Health, Inc. (“Rennova”), the company we ultimately completed a transaction with, is also the managing director of Epizon.

The objective of the agreement with Epizon was to help VisualMED find a new opportunity in its core healthcare technology business. The Company needed to find and develop new products that would be more relevant for a changing healthcare marketplace. Epizon was engaged to assist VisualMED with its capital structure, and to look for new business opportunities and/or acquisitions that could result in improved shareholder value. The terms of the agreement with Epizon called for the transfer to Epizon of 1,000 shares of Series A-1 Supermajority Voting Preferred Stock (the “Series A-1 Preferred Stock”), with a stated value of $10.00 each, personally owned by Gerard Dab, on the successful completion of a transaction as defined in the agreement. It was determined that an agreement with Rennova was the most viable opportunity available to VisualMED. The conditions of the Epizon agreement were met and the transfer of shares of Series A-1 Preferred Stock was completed. This transfer resulted in a change of voting control of VisualMED, as the Series A-1 Preferred Stock, in the aggregate, has the right to the number of votes equal to 51% of the votes entitled to be cast at a meeting or to vote by written consent. As the owner of the Series A-1 Preferred Stock, Epizon will be able to exercise control over all matters submitted for stockholder approval.

In May 2021, VisualMED entered into an acquisition agreement with Rennova to acquire certain subsidiaries owned by Rennova. This has been accounted for as a reverse acquisition in the accompanying financial statements.

On June 25, 2021, VisualMED closed the acquisition agreement with Rennova. These subsidiaries are Health Technology Solutions, Inc., Medical Mime, Inc., ClinLab, Inc., Advanced Molecular Services Group, Inc., Genomas, Inc. and CollabRx, Inc., and combined are referred to herein as HTS and AMSG (the “HTS Group”).

Products offered by the acquired entities include vCIO services, IT managed services, healthcare finance and operational business intelligence analytics dashboards, an EHR (electronic health records software), an LIS (laboratory information system), and a lab ordering and reporting software. The CollabRx and Genomas subsidiaries provided actionable data analytics and reporting for oncologists to enhance cancer diagnoses and treatment and PhyzioType Systems for DNA-guided management and prescription of drugs, respectively. These subsidiaries are not currently operating.

The Company operates its subsidiaries under the following structure:

In consideration for the shares of HTS and AMSG and the elimination of inter-company debt between Rennova and HTS and AMSG, the Company issued 14,000 shares of its Series B-1 Convertible Redeemable Preferred Stock (the “Series B-1 Preferred Stock”) to Rennova. The number of shares of Series B-1 Preferred Stock was subject to a post-closing adjustment which resulted in 950 additional shares of Series B-1 Preferred Stock due Rennova which were issued in September 2021. Each share of Series B-1 Preferred Stock has a stated value of $1,000 and is convertible into that number of shares of the Company’s common stock equal to the product of the stated value divided by 90% of the average closing price of the common stock during the 10 trading days immediately prior to the conversion date. Conversion of the Series B-1 Preferred Stock, however, is subject to the limitation that no conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of the Company would exceed 4.99%. The shares of Series B-1 Preferred Stock may be redeemed by the Company upon payment of the stated value of the shares plus any accrued declared and unpaid dividends. In addition, prior to the acquisition the Company’s former CEO, Gerard Dab, forgave $300,000 owed to him by the Company in exchange for the issuance of 1,000 shares of Series A-1 Preferred Stock. These shares of Series A-1 Preferred Stock were subsequently transferred to Epizon. Mr. Dab also forgave another $200,000 owed to him from the Company in exchange for 200 shares of Series C-1 Convertible Redeemable Preferred Stock (the “Series C-1 Preferred Stock”) with each share having a stated value of $1,000 and convertible into that number of shares of common stock equal to the product of the stated value divided by 90% of the average closing price of the common stock during the 10 trading days immediately prior to the conversion date. Conversion of the Series C-1 Preferred Stock is also subject to a similar 4.99% beneficial ownership limitation. Shares of the Series B-1 Preferred Stock and Series C-1 Preferred Stock were not convertible prior to the first anniversary of their issuance without the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. Because these shares of Series B-1 Preferred Stock and Series C-1 Preferred Stock are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

The following table represents the Company’s issued shares at December 31, 2022:

Common Shares	244,953,286
Series A-1 Preference Shares	1,000
Series B-1 Preference Shares	14,950
Series C-1 Preference Shares	225

Subsidiaries

The Company has six wholly-owned subsidiaries that provide medical support services primarily to clinical laboratories, corporate operations, rural hospitals, physician practices and behavioral health/substance abuse centers.

Health Technology Solutions, Inc. (“HTS”): HTS provides vCIO, IT managed services and data analytics dashboards to our subsidiaries and outside medical service providers. HTS operates from the corporate offices in West Palm Beach, Florida.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014. It specializes in electronic health records (EHR) software and subscription services for the behavioral health and rehabilitation market segments. It currently serves ten behavioral health/substance abuse facilities.

ClinLab, Inc. (“ClinLab”): ClinLab develops and markets laboratory information management systems to mid-size clinical laboratories. It currently services eight clinical laboratories across the country.

AMSG owns CollabRx, Inc. (“CollabRx”) and Genomas, Inc. (“Genomas”), each of which is an inactive operation. Genomas operated a diagnostics lab until December 31, 2019, and was focused solely on the pharmacogenomics technology and platform, MedTuning, to interpret diagnostics outcomes and translate these outcomes into easily usable information to indicate the effectiveness of medications for a patient. This solution would require minimum effort to be back in operation. CollabRx owns a technology platform and database for interpreting diagnostics outcomes from cancer patients that could match the result to known treatments and or clinical trials. This solution has been dormant for a number of years and to be viable in the marketplace will require updates to the technology and the database.

Each of the subsidiaries is wholly owned by the Company and complements each other, allowing for cross selling of products and services. The Company believes the current solutions will become an added value option to a technology-based medical professional’s network communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services the Company plans to develop.

In the coming year we plan to develop, acquire or license and offer a telehealth solution through partnerships in the emerging health technology sector.

Company Information

The address of our principal executive offices is 400 S. Australian Avenue, Suite 800, West Palm Beach, Florida 33401 and our telephone number at that location is (561) 421-1900.

Our website is www.innovaqor.com. The information contained on, or that may be obtained from, our website is not a part of this Annual Report on Form 10-K. We have included our website address herein solely as an inactive textual reference.

Terms of the Acquisition

Background

On June 25, 2021, the Company completed the acquisition agreement with Rennova, and acquired 100% ownership of certain subsidiaries of Rennova. The acquired businesses are now the main business of the Company.

Reasons for the Acquisition

The previous business model of the Company had not generated revenue for over five years. The Board of Directors and majority shareholders had determined the Company should pursue other opportunities for acquisition of technology and services that were similar in nature to the existing business of the Company. The Company had limited resources of cash and management and believed that an acquisition that could be completed without cash and that had its own management team would provide the best opportunity for a successful closing. The Company believes that the acquired assets and new management team create a new opportunity for the Company in a sector in which the Company’s solutions and services are in demand and should generate profitable revenue. The Company believes the acquisition brings the following benefits for shareholders:

●	Enhanced strategic and management focus – The acquisition will provide the Company with a well-established and accomplished management team to more effectively pursue its distinct operating priorities and strategies and enable the management to quickly and efficiently make decisions and concentrate efforts on the unique needs of each business and pursue opportunities for long-term growth and profitability. In this way, the Company’s management will be able to focus exclusively on its IT products and services business and productize its services to third parties.

●	Direct access to capital markets – The acquisition provides the Company with a variety of existing product lines, some already generating revenue. These constitute a firm basis for supporting the Company’s business expansion. This should also mean that the Company will achieve better access to the capital markets to support a credible expansion plan.
●	Alignment of incentives with performance objectives – The acquisition will facilitate incentive compensation arrangements for employees more directly tied to the performance of the business, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

The Company cannot assure you that, as a result of the acquisition, any of the benefits described above or otherwise will be realized to the extent anticipated or at all and would highlight that the acquisition adds increased risk to the Company with the following;

●	Increased costs – the Company will assume increased costs related to the business operations and development plan and will see an immediate increase in legal and accounting costs associated with the acquisition and the Company’s becoming fully reporting and compliant with the SEC reporting requirements.
●	The Company may experience disruptions to the business of the acquired entities as a result of the acquisition. The acquired entities had enjoyed revenue and financial assistance from related parties under its previous structure. There is no guarantee that these revenues can be retained and the acquired entities will no longer be able to rely on the support and services received prior to acquisition.
●	One-time costs of the acquisition may be significant. The Company will incur costs in connection with the acquisition that may include accounting, tax, legal and other professional services costs, recruiting, and relocation costs associated with hiring or reassigning personnel, costs related to establishing a new brand identity in the marketplace and costs to separate information systems.
●	Inability to realize anticipated benefits of the acquisition – the Company may not achieve the anticipated benefits of the acquisition for a variety of reasons, including, among others: following the acquisition, the Company may be more susceptible to market fluctuations and other adverse events.

The prior Board of Directors concluded that the potential benefits of the acquisition outweighed the risks and concluded that it was in the best interest of the Company and its shareholders to complete the acquisition as described.

Business

InnovaQor has expertise in the areas of IT involving the design, development, creation, use and maintenance of information systems for the healthcare industry. These applications and systems will continue to improve patient care, lower costs, increase efficiency, reduce errors and improve patient outcomes. In addition, these applications and systems will accelerate and maximize reimbursements for healthcare providers.

InnovaQor also recognizes the future in interoperability (sharing data between multiple various health IT systems), telemedicine (the ability to access and interact with health data and practitioners/patients via mobile devices) and the increasing use of blockchain technologies to protect access to medical records.

We intend to develop, acquire or license and offer a medical professional’s network communication platform for medical professionals to include a talent search and telehealth solution through corporate partnerships in the emerging health technology sector.

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

“M2Pro” is a custom built, cloud based, electronic health record for ambulatory physician practices that meets meaningful use stage 2 and no further. Its unique dictation services further automate the workflow process for physicians allowing them to focus on their continuum of patient care. This product may also be able to be offered outside of the US market.

“ClinLab” is a turnkey client/server lab information system for mid-range laboratories. ClinLab supports interfaces to all major reference labs and the ClinLab team can provide an interface to any system with that capability. ClinLab also features an optional EHR package which enables interfacing with popular EHR systems allowing lab test results to integrate seamlessly into a provider’s EHR for an improved patient record and to fulfill the federal government requirements.

“Qira” is our healthcare business analytics service powered by PowerBI. It is a culmination of healthcare financial and revenue cycle management plus clinical operations oversight needs. It aggregates data from multiple healthcare systems to produce a single source business intelligence tool with executive level daily briefing to deep dive operational management of claims and operational efficiencies. There are many other analytical services available that customize solutions but none that has a proven template for success. Our competitive advantage comes from having created these tools to identify the deficiencies in the real world for the former parent Rennova from its former national laboratory operations to its more recent rural hospitals.

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

“MedTuning” is the technology and platform owned by Genomas. It utilized proprietary biomarkers, treatment algorithms, and a web-based interactive physician portal delivery system to provide clinical decision support for physicians and personalized drug treatment for patients. Products were DNA-guided to improve the therapeutic benefit of widely used prescription drugs while also reducing the risk of significant side effects for patients.

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

Brands

We intend to trademark both InnovaQor and its products and services, i.e. ClinLab, M2Select, Qira, vCIO and Health Technology Solutions.

Sales

The Company has the following wholly owned subsidiaries, which it purchased on June 25, 2021: Health Technology Solutions, Inc., Medical Mime, Inc., ClinLab, Inc., Advanced Molecular Services Group, Inc. (“AMSG”), Genomas, Inc. and CollabRx, Inc. These subsidiaries provided products and services to 25 and 36 customers in the United States and generated $343,440 and $468,883 (including $191,517 and $237,551 from a related party) in net revenues during the years ended December 31, 2022 and 2021, respectively.

InnovaQor intends to sell its Health Technology Solutions, Medical Mime and ClinLab products and services directly to customers through internal sales and digital marketing. InnovaQor intends to identify strategic partnerships that sell into the sectors it is targeting. InnovaQor intends to promote these products and services to the strategic partnerships’ existing clientele coming to agreement on a recurring revenue based on cash collected for closed sales of these products and services.

Competitive Position

The healthcare software, IT and vCIO consulting services industry is extremely competitive, highly fragmented, and subject to rapid change. The industry includes a large number of participants with a variety of skills and industry expertise, including other strategy, business operations, technology, technical advisory firms, regional and specialty consulting firms, and the internal professional resources of organizations. We compete with a large number of service and technology providers in all of our segments. Our competitors often vary, depending on the particular practice area. We expect to continue to face competition from new entrants.

We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, and the capacity to manage engagements effectively to drive high value to clients. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services address. Our competitors often have a greater geographic footprint, a broader international presence, and more resources than we do, but we believe that our industry experience and reputation, ability to deliver meaningful client results, and balanced portfolio of services enable us to compete favorably in the consulting marketplace.

Our rehab EHR product, Medical Mime, is a main competitor in its sector and our immediate competition is provided by KIPU, BestNotes, Zencharts, Sunwave, and TherapyNotes. Our competitive advantage is a system developed with and for facilities practicing in this sector along with customized reports and forms. Our system offers partially automated implementation and fully automated billing files that restrict billing until all required documentation is available while flagging operational deficiencies.

Our LIS, ClinLab, is a small player in its sector and our immediate competitors are LabDaq, Schuyler House and RelayMed. Our competitive advantage is a select feature set and affordability.

Our vCIO services are just launching and have the experience of being the internal IT team for the former parent company, Rennova. With a 10-year experience in providing complete services, consulting, project management, software management, vendor management and network engineering, vCIO will specialize in healthcare facilities.

Qira is our healthcare business analytics tool powered by PowerBI. It is a culmination of healthcare financial and revenue cycle management plus clinical operations operational oversight needs. It aggregates data from multiple healthcare systems to produce a single source business intelligence tool with executive level daily briefing to deep dive operational management of claims and operational efficiencies. There are many other analytical services available that customize solutions but none that has a proven template for success. Our competitive advantage comes from having created these tools to identify the deficiencies in the real world for the former parent Rennova from its former national laboratory operations to its more recent rural hospitals. This product easily pays for itself as it immediately eliminates the need for accountants’ monthly delivery of numbers that can cost upwards of $25,000 a month.

Research and Development

The industries and market segments in which we plan to operate and compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, we believe our success, in part, will depend on our ability to build and enhance our products in a timely and efficient manner and to develop and introduce new products that meet our clients’ needs and help our clients reduce their total cost of operation. To achieve these objectives, we plan to make research and development investments through internal and third-party development activities, third-party licensing agreements and potentially through joint ventures and acquisitions.

Research and Intellectual Property

Our future success and ability to compete will depend on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Software products are generally licensed to customers on a non-exclusive basis for internal use in a customer’s organization. We plan to also grant rights in intellectual property that we plan on developing or acquiring to third parties to allow them to market certain of our future products on a non-exclusive or limited-scope exclusive basis for an application of such product or to a specific geographic region.

InnovaQor plans to protect its intellectual property in its subsidiaries through a combination of trademarks and copyrights in the coming year. InnovaQor will evaluate the possibility of acquiring or developing patents that are related to healthcare services and products.

Our IP strategy encompasses protection on composition of matter and method for DNA markers, marker ensembles, and predictive biostatistical algorithms.

Platform Technology

Trademarks and Copyrights

U.S. Copyright (Registration Number VA 1-797-692): Personalized Health Portal with design, user interface and algorithm.

While we believe our intellectual property will be an asset, and our ability to maintain and protect our intellectual property rights is important to our success, we do not anticipate that our business will be materially dependent on any patent, trademark, license, or other intellectual property right.

Employees

As of March 30, 2023, we have six employees, five of whom are working on maintenance and customer service of our existing products. We expect to grow with a focus on sales and business development eventually expanding our technical team to support the growth. We plan to hire a team of employees and contractors to deliver on the goal of developing and delivering a technology-based communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services.

Cyclical Nature of the Business

We have found that our business is not very cyclical but it does exhibit certain seasonality around holiday periods.

Regulatory Matters

The healthcare industry is subject to extensive government regulation, most notably the Health Insurance Portability and Accountability Act (HIPAA) and Protected Health Information (PHI). HIPAA helps protect the privacy of patient information by:

●	Providing the ability to transfer and continue health insurance coverage for millions of American workers and their families when they change or lose their jobs;
●	Reducing health care fraud and abuse;
●	Mandating industry-wide standards for health care information on electronic billing and other processes; and
●	Requiring the protection and confidential handling of protected health information

PHI is a HIPAA Privacy Rule that provides federal protections for personal health information held by covered entities and gives patients an array of rights with respect to that information. At the same time, the Privacy Rule is balanced so that it permits the disclosure of personal health information needed for patient care and other important purposes.

Although the standards are challenging, we believe that our products are compliant with HIPAA and PHI regulations. Nonetheless, our Company could be adversely affected if a third party is impacted by HIPAA or PHI related software defects.

Emerging Growth Company Status of InnovaQor

An emerging growth company (EGC) is any company that meets the following requirements and will lose its emerging growth status should it exceed any of these:

●	The company has less than $1.07 billion or more of total gross revenue in a consecutive 12-month period;
●	Is within five years of its original IPO;
●	The company cannot have issued more than $1 billion in non-convertible bonds within the last three years; and
●	The company does not qualify as a large accelerated filer, meaning having a public float of over $700 million.

InnovaQor is an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). As such, InnovaQor will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements to hold a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. If InnovaQor does take advantage of some or all of these exemptions, some investors may find its common stock less attractive. The result may be a less active trading market for the common stock and its stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards, meaning that InnovaQor, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. It is InnovaQor’s present intention to adopt any applicable accounting standards timely. If at some time InnovaQor delays adoption of a new or revised accounting standard, our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

Item 1A: Risk Factors An investment in our common stock is highly speculative and involves a high degree of risk. In determining whether to purchase InnovaQor’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report. An investor should only purchase InnovaQor’s securities if he or she can afford to suffer the loss of his or her entire investment.

General Business and Industry Risks

An inability to retain our senior management team would be detrimental to the success of our business.

We rely heavily on our senior management team; our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services (Healthcare, IT), the senior management team must have a thorough understanding of our product and service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals and external parties. In addition, we rely on our senior management team to generate and market our business successfully in a crowded, complex and legislatively bound marketplace. Further, our senior management’s personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. We will enter into non-solicitation agreements with our senior management team, and we will also enter into well-scoped non-competition agreements. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations.

Our business involves the delivery of software products and professional services and is labor intensive. Our success depends largely on our general ability to attract, develop, motivate, and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or the failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff, and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other software and consulting firms as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we do. Therefore, we may not be successful in attracting and retaining the skilled persons we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Additional hiring, departures, business acquisitions and dispositions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of individuals and by acquiring complementary businesses. However, we may be unable to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of products and services we provide and we may conclude that businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, as well as any disposition, including those we have completed so far. New acquisitions could also negatively impact existing practices and cause current employees to depart. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

●	the diversion of management’s time, attention, and resources from managing and marketing our Company;

●	the failure to retain key acquired personnel or existing personnel who may view the acquisition unfavorably;
●	the potential loss of clients of acquired businesses;
●	the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;
●	the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing shareholders;
●	increased costs to improve, coordinate, or integrate managerial, operational, financial, and administrative systems;
●	the potential assumption of liabilities of an acquired business;
●	the inability to attain the expected synergies with an acquired business;
●	the usage of earn-outs based on the future performance of our business acquisitions may deter the acquired company from fully integrating into our existing business;
●	the perception of inequalities if different groups of employees are eligible for different benefits and incentives or are subject to different policies and programs; and
●	difficulties in integrating diverse backgrounds and experiences of consultants, including if we experience a transition period for newly hired consultants that results in a temporary drop in our utilization rates or margins.

Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash goodwill impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in non-cash goodwill impairment charges.

Changes in capital markets, legal or regulatory requirements, and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues could decline.

A number of factors outside of our control affect demand for our services. These include:

●	fluctuations in the U.S. economy;
●	the U.S. or global financial markets and the availability, costs, and terms of credit;
●	changes in laws and regulations; and
●	other economic factors and general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. economy, financial markets, or regulatory and business environment could have on our operations.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial conditions.

We are subject to income and other taxes in the U.S. at the state and federal level. Changes in applicable U.S. state or federal tax laws and regulations, or their interpretation and application, could materially affect our tax expense and profitability. The Company has not filed its federal tax returns for more than 10 years. The Company does not anticipate material adjustments of its tax liabilities when such returns are filed, but there is no guarantee that such filings will not have a material adverse effect.

Acquisition of the HTS Group has presented and will continue to present management with new challenges that did not exist under the umbrella of its former parent.

Under the former parent, management had the support of an experienced financial team, HR support and support for SEC filings. This support system does not currently exist in the current company and new challenges are presenting themselves every day. The immature knowledge and experience in these areas are likely to take longer to complete actions and will take management’s attention away from the day to day operations where it is needed to improve revenues.

If we are unable to manage fluctuations in our business successfully, we may not be able to achieve profitability.

To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to achieve profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.

The nature of our services and the general economic environment make it difficult to predict our future operating results. To achieve profitability, we must:

●	attract, integrate, retain, and motivate highly qualified professionals;
●	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;
●	expand our existing relationships with our clients and identify new clients in need of our services;
●	successfully resell products/engagements and secure new client sales/engagements every year;
●	maintain and enhance our brand recognition; and
●	adapt quickly to meet changes in our markets, our business mix, the economic environment, the credit markets, and competitive developments.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our products and services.

Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

●	the number and size of client sales/engagements;
●	the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
●	our ability to transition our consultants efficiently from completed engagements to new engagements;
●	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
●	unanticipated changes in the scope of client engagements;
●	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and
●	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

●	our clients’ perception of our ability to add value through our products/services;
●	the market demand for the products/services we provide;
●	an increase in the number of sales/engagements in the government sector, which are subject to federal contracting regulations;
●	introduction of new products/services by us or our competitors;
●	our competition and the pricing policies of our competitors; and
●	current economic conditions.

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. In addition, our consultants may need to perform services at the physical locations of our clients. If there are natural disasters, disruptions to travel and transportation or problems with communications systems, our ability to perform services for, and interact with, our clients at their physical locations may be negatively impacted which could have an adverse effect on our business and results of operations.

It is likely that our quarterly results of operations may fluctuate in the future as a result of certain factors, some of which may be outside of our control.

A key element of our strategy is to market our products and services directly to certain specific organizations, such as health systems and hospitals, and to increase the number of our products and services utilized by existing clients. The sales cycle for some of our products and services is often lengthy and may involve significant commitment of client personnel. As a consequence, the commencement date of a client engagement often cannot be accurately forecasted. Certain of our client contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which revenue will be recognized.

Certain of our contracts provide that some portion or all of our fees are at risk if our services do not result in the achievement of certain performance targets. To the extent that any revenue is contingent upon the achievement of a performance target, we only recognize revenue upon client confirmation that the performance targets have been achieved. If a client fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed.

Fee discounts, pressure to not increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs, and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations.

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

●	the timing and volume of client invoices processed and payments received, which may affect the fees payable to us under certain of our engagements;
●	client decisions regarding renewal or termination of their contracts;
●	the amount and timing of costs related to the development or acquisition of technologies or businesses; and
●	unforeseen legal expenses, including litigation and other settlement gains or losses.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and meet the demands of our clients.

We depend on the use of sophisticated technologies and systems. Some of services may become dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.

Adverse changes to our relationships with key third-party vendors, or in the business of our key third-party vendors, could unfavorably impact our business.

A portion of our services and solutions depends on technology or software provided by third-party vendors. Some of these third-party vendors refer potential clients to us, and others require that we obtain their permission prior to accessing their software. These third- party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. In addition, if a third-party vendor’s business changes or is reduced, that could adversely affect our business. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients are no longer relevant in the marketplace, our business may be unfavorably impacted.

We could experience system failures, service interruptions, or security breaches that could negatively impact our business.

Our organization is comprised of employees who work on matters throughout the United States. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the Internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.

Our reputation could be damaged and we could incur additional liabilities if we fail to protect client and employee data through our own accord or if our information systems are breached.

We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act (HIPAA). In addition, many states, and U.S. federal governmental authorities have adopted, proposed or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.

These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution.

In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Changes in capital markets, legal or regulatory requirements, general economic conditions and monetary or geo-political disruptions, as well as other factors beyond our control, could reduce demand for our practice offerings or services, in which case our revenues and profitability could decline.

Different factors outside of our control could affect demand for our practices and our services. These include:

●	fluctuations in the U.S. economy, including economic recessions and the strength and rate of any general economic recoveries;
●	the U.S. financial markets and the availability, costs and terms of credit and credit modifications;
●	business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices;
●	new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations;
●	other economic, geographic or political factors; and
●	general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. economy will have on our business. Fluctuations, changes and disruptions in financial, credit, mergers and acquisitions and other markets, political instability and general business factors could impact various operations and could affect such operations differently. Changes to factors described above, as well as other events, including by way of example, contractions of regional economies, monetary systems, banking, real estate and retail or other industries; debt or credit difficulties or defaults by businesses; new, repeals of or changes to laws and regulations, including changes to the bankruptcy and competition laws of the U.S.; tort reform; banking reform; a decline in the implementation or adoption of new laws of regulation, or in government enforcement, litigation or monetary damages or remedies that are sought; or political instability may have adverse effects on our business.

Our revenues, operating income and cash flows are likely to fluctuate.

We expect to experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows. We may experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under accounting principles generally accepted in the United States of America (“U.S. GAAP”); (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate our business and prospects; (iv) the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including the opportunity and ability to successfully reach milestones and complete projects, and collect for them; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; and (ix) economic factors beyond our control.

We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments. Also, the timing of investments or acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows. This volatility may make it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of expectations.

If we do not effectively manage the utilization of our professionals or billable rates, our financial results could decline.

Our failure to manage the utilization of our professionals who bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements (including adding or reducing staff during periods of increased or decreased demand for our services), or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such events, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate professional staffing levels, in light of changing client demands and market conditions; and competition and acquisitions. In addition, any expansion into or within locations where we are not well known or where demand for our services is not well-developed could also contribute to low or lower utilization rates.

InnovaQor may enter into engagements which involve non-time and material arrangements, such as fixed fees and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by InnovaQor. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to lower revenues or the costs of providing services under those types of arrangements may exceed the fees collected by InnovaQor.

We may receive requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We will consider these requests on a case-by-case basis. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure not to increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenues, or be as profitable as past engagements.

Our Company faces certain risks, including (i) industry consolidation and a heightened competitive environment, (ii) downward pricing pressure, (iii) technology changes and obsolescence, (iv) failure to protect client information against cyber-attacks and (v) failure to protect IP, which individually or together could cause the financial results and prospects of the Company to decline.

Our Company is facing significant competition from other consulting and/or software providers. There continues to be significant consolidation of companies providing products and services similar to those offered by our Company, which may provide competitors access to greater financial and other resources than those of InnovaQor. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development, react more quickly to new regulatory or legal requirements and other changes, or innovate more quickly and efficiently. Our Medical Mime and ClinLab software have been facing significant competition from competing software products.

The software and products of our Company are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Medical Mime and ClinLab software or other products. Our software may not keep pace with necessary changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, be price competitive with other companies providing similar software or products, or be accepted by our clients or the marketplace. If InnovaQor is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the impact could adversely affect our operating margins and financial results.

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our Company, which hosts client information as a service. We may face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. Although we seek to prevent, detect and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

We rely on a combination of copyrights, trademarks, trade secrets, confidentiality and other contractual provisions to protect our assets. Our software and related documentation will be protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Unauthorized use and misuse of our IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized or misuse of our IP may not adequately compensate us for the damages caused by unauthorized use.

If we (i) fail to compete effectively, including by offering our software and services at a competitive price, (ii) are unable to keep pace with industry innovation and user requirements, (iii) are unable to replace clients or revenues as engagements end or are canceled or the scope of engagements are curtailed, or (iv) are unable to protect our clients’ or our own IP and proprietary information, the financial results of InnovaQor would be adversely affected. There is no assurance that we can replace clients or the revenues from engagements, eliminate the costs associated with those engagements, find other engagements to utilize our professionals, develop competitive products or services that will be accepted or preferred by users, offer our products and services at competitive prices, or continue to maintain the confidentiality of our IP and the information of our clients.

We may not manage our growth effectively, and our profitability may suffer.

Periods of expansion may strain our management team, or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs, or manage our growth effectively, our business, financial results and financial condition may suffer.

We cannot assure that we can successfully manage growth through acquisitions and the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings, and some expansion may result in significant expenditures.

In periods of declining growth, underutilized employees and contractors may result in expenses and costs being a greater percentage of revenues. In such situations, we will have to weigh the benefits of decreasing our workforce or limiting our service offerings and saving costs against the detriment that InnovaQor could experience from losing valued professionals and their industry expertise and clients.

We may not secure the capital required to develop our business.

Our business is dependent on securing additional capital. If we fail to secure the required capital our business will fail.

Reliance on related party

We rely heavily on Rennova, the former owner of our subsidiaries, for our current revenues and for the provision of loans necessary for us to operate our business until we secure our own capital. A loss of the contracts for service with Rennova or a loss of financial support would have a material adverse effect on our operations and business.

Going Concern Risk Factor

Although our financial statements have been prepared on a going concern basis, we have accumulated significant losses and have negative cash flows from operations that could adversely affect our ability to secure additional capital to fund our operations or limit our ability to react to changes in the economy or our industry. These or additional risks or uncertainties not presently known to us, or that we currently deem immaterial, raise substantial doubt about our ability to continue as a going concern.

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Accounting Standards Codification (“ASC 205-40”), InnovaQor has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed InnovaQor’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. InnovaQor has accumulated significant losses and has negative cash flows from operations and, at December 31, 2022, had a working capital deficit and accumulated deficit of $4.4 million and $19.6 million, respectively. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about InnovaQor’s ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about InnovaQor’s ability to continue as a going concern are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

InnovaQor has incurred substantial costs in connection with the acquisition of the Group which may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel who are new to InnovaQor, tax costs and costs to separate information systems, among other costs. The cost of performing such functions is anticipated to be higher than the amounts reflected in InnovaQor’s historical financial statements, which would cause its future losses to increase. Accordingly, InnovaQor will continue to focus on increasing revenues.

There can be no assurance that InnovaQor will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of InnovaQor to continue as a going concern is dependent upon its ability to significantly increase its revenues and eventually achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if InnovaQor is unable to continue as a going concern.

Risks Related to Our Common Stock

Our stock is considered a “penny stock,” and is therefore considered risky.

OTC Pink Sheet stocks, and especially those being offered for less than $5.00 per share, are often known as “penny stocks” and are subject to regulations which mandate the dispersion of certain disclosures to potential investors prior to any investor’s purchase of any penny stocks. Penny stocks are low-priced securities with low trading volume. Consequently, the price of the stock is often volatile and investors may be unable to buy or sell the stock when you desire. The SEC extensively monitors “penny stocks,” and such regulations are enumerated in Exchange Act Section 15(h) and Exchange Act Rules 3a51-1 and 15g-1 through 15g-100. With certain exceptions, brokers selling our stock must adhere to the SEC’s “penny stock” regulations, which requirements include, but are not limited to, the following:

●	Brokers must provide you with a risk disclosure document relating to the penny stock market.
●	Brokers must disclose price quotations and other information relating to the penny stock market.
●	Brokers must disclose any compensation they receive from the sale of our stock.
●	Brokers must provide a disclosure of any compensation paid to any associated persons in connection with transactions relating to our stock.
●	Brokers must provide you with quarterly account statements.
●	Brokers may not sell any of our stock that is held in escrow or trust accounts.
●	Prior to selling our stock, brokers must approve your account for buying and selling penny stocks.
●	Brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These additional sales practices and the disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with related adverse effects on the price of our securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend their customers buy our common stock, which may have the effect of reducing the trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock, thereby potentially reducing the liquidity of our common stock.

We have no plans to pay dividends on our Common Stock.

We have not previously paid any cash dividends, nor have we determined to pay dividends on any share of preferred stock or shares of Common Stock. There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance that the Board of Directors will declare dividends even if profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

InnovaQor has authorized 325,000,000 shares of $0.0001 par value Common Stock of which 244,953,286 were issued and outstanding as of December 31, 2022. These shares have one vote per share. The issuance of any such shares may result in a reduction of the market price of our outstanding shares of our common stock. Our Board of Directors and stockholders have approved an increase to 2,000,000,000 authorized shares of common stock but a certificate of amendment has not been filed with the Secretary of State of the State of Nevada.

Our common stock is subject to conversion of other securities into common stock.

The Company has outstanding convertible preferred stock. Conversions of the convertible preferred stock could result in substantial dilution of our common stock and a decline in its market price. Our Board of Directors, upon the approval of the shareholders, may seek to change the number of authorized shares in the future, may seek to adjust the number of shares issued, and may choose to issue shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership of current shareholders.

Voting power is highly concentrated in holders of our Series A-1 Preferred Stock.

InnovaQor has authorized 1,000 shares of $0.0001 par value (stated value $10) Series A-1 Supermajority Voting Preferred Stock of which 1,000 were issued and outstanding as of December 31, 2022. So long as one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of the Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes of all classes of shares entitled to be voted at any stockholder meeting or action by written consent. These shares have no rights to receive dividends and liquidation rights are equal to the stated value per share. Such concentrated control of InnovaQor may adversely affect the price of our common stock. Epizon Limited will be able to exercise control over all matters submitted for stockholder approval. A stockholder that acquires common stock will not have an effective voice in the management of InnovaQor.

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our Common Stock less attractive or our Company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

The requirements of being a reporting public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a reporting public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a “smaller reporting company,” we receive certain reporting exemptions under the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and increase time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, in many cases due to their lack of specificity, and their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us and our business may be adversely affected.

As a public company under these rules and regulations, we expect that it may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or determine not to obtain such coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, and could also make it more difficult to attract qualified executive officers.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced and may experience significant price and trading volume fluctuations, and the market prices of companies quoted on the Pink Tier of the OTC Marketplace, which is where our stock is currently quoted, have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors both in and outside of our control, and include but are not limited to the following:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Volatility in the price of our common stock may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our common stock may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. The trading volume of our common stock may be sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

The market price for our common stock may become volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include but are not limited to: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Risks Related to Our Organization and Structure

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary.

Our Company acts as a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Such subsidiaries are separate and distinct legal entities. As a result, substantially all of our cash flow will depend upon the earnings of our subsidiaries. In addition, we will depend on the distribution of earnings, loans or other payments by our subsidiaries. No subsidiary will have any obligation to provide our Company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before our Company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

General Risk Statement

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our Common Stock would likely decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

InnovaQor does not own any properties, and currently subleases office space from Rennova on a month-to-month term at a cost of approximately $9,400 a month.

Item 3. Legal Proceedings

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable at the balance sheet date.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “INQR”. Because our Common Stock is not listed on a securities exchange and its quotation on the OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

The following table sets forth the high and low closing prices per share of our common stock as reported for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown on commissions and may not represent actual transactions. On December 30, 2022, the closing price of our common stock on the OTC Pink was $0.0059 per share.

Quarter Ended	High	Low
September 30, 2019	$0.0220	$0.0045
December 31, 2019	$0.0064	$0.0017
March 31, 2020	$0.0025	$0.0013
June 30, 2020	$0.0022	$0.0010
September 30, 2020	$0.0036	$0.0018
December 31, 2020	$0.0027	$0.0012
March 31, 2021	$0.0064	$0.0016
June 30, 2021	$0.0308	$0.0027
September 30, 2021	$0.0162	$0.0088
December 31, 2021	$0.0126	$0.0049
March 31, 2022	$0.0065	$0.0029
June 30, 2022	$0.0069	$0.0027
September 30, 2022	$0.0085	$0.0022
December 31, 2022	$0.0080	$0.0030

Record Holders

There were 81 holders of record as of December 31, 2022. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

The transfer agent for our Common Stock is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Heights, New Jersey 07716. Their telephone number is (732) 872-2727.

Dividend Policy

We have never paid cash dividends on our Common Stock and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend on a number of factors, including our financial condition and performance, our cash needs, income tax consequences and any restrictions that applicable laws, our preferred stock and any future credit or other agreements may then impose. Dividends on our Series B-1 Preferred Stock and Series C-1 Preferred Stock are only payable when and if declared by our Board of Directors.

Penny Stock

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our Common Stock has become subject to the penny stock rules, investors may find it more difficult to sell their shares.

Equity Compensation Plans

The Company currently has no compensation plans under which the Company’s equity securities are authorized for issuance.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-K are “forward-looking statements.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We use the words “anticipate”, “believe”, “could”, “design,” “estimate”, “expect”, “intend”, “forecast,” “goal,” “may”, “plan”, “potential”, “predict”, “project”, “should”, “target,” “will,” “would” or the negatives or other tense of such terms and other similar expressions intended to identify forward-looking statements. Forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those contained in the “Risk Factors” section of our Form 10-K and in our subsequent filings with the Securities and Exchange Commission.

The following is a discussion of the financial condition and results of operation of InnovaQor as of the date of this Form 10-K. This discussion and analysis should be read in conjunction with InnovaQor’s audited consolidated financial statements contained in the Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operation of InnovaQor as of the date of this filing. This discussion and analysis should be read in conjunction with InnovaQor’s audited consolidated financial statements including the notes thereto.

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

The consolidated financial statements include the accounts of only the HTS Group (the accounting acquirer) prior to June 25, 2021 and InnovaQor and the Group since the date of acquisition on June 25, 2021, with the transaction being accounted for as a recapitalization of the Group on June 25, 2021. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2022 and 2021, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the twelve months ended December 31, 2022 and 2021, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of December 31, 2022 and 2021, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

Income Taxes

The entities within the Group were included in the consolidated income tax returns of its Parent for the years ended December 31, 2020, and prior. A determination has been made by Parent’s management not to allocate any of the deferred tax assets or liabilities to the Group as of December 31, 2020 and prior. Accordingly, the Group had not provided for income taxes in the combined financial statements. The Company since June 25, 2021 uses the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company will recognize a valuation allowance.

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of December 31, 2022 and 2021. State income taxes will also be due on any income generated in the future.

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

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company is expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 10 to the Consolidated Financial Statements included herein, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is generally based upon an agreed hourly rate.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of December 31, 2022 and 2021, there were approximately 2,572,203,000 and 2,898,163,000 common stock equivalents, respectively, which were antidilutive due to the Company’s losses.

Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of InnovaQor’s consolidated financial condition and results of operations as of and for the twelve months ended December 31, 2022 and 2021.This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this filing. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of our Form 10-K.

Comparison of the Twelve Months Ended December 31, 2022 and 2021

The following summary of our consolidated results of operations should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended December 31, 2022 and 2021, which are included herein.

The following table summarizes the results of our consolidated operations for the twelve months ended December 31, 2022 and 2021:

	Year Ended
	31-Dec-22	31-Dec-21	Change
Net revenues (including net revenue from related party of $191,517 and $237,551 for the years ended December 31, 2022 and 2021, respectively)	$343,440	$468,883	$(125,443)

Operating expenses:
Direct costs of revenue	375,721	205,649	170,072
General and administrative expenses	1,364,263	1,247,687	116,576
Depreciation	—	1,185	(1,185)
Total operating expenses	1,739,984	1,454,521	285,463

Loss from operations	(1,396,544)	(985,638)	(410,906)

Other (expense) income:
Other (expense) income, net	—	104,918	(104,918)
Interest (expense) income	(217,387)	34,877	(252,264)
Total other (expense) income	(217,387)	139,795	(357,182)

Loss before income taxes	(1,613,931)	(845,843)	(768,088)

Provision for income taxes	—	—	—

Net loss	$(1,613,931)	$(845,843)	$(768,088)

Net revenues were $343,440 and $468,883 for the twelve months ended December 31, 2022 and 2021, respectively. The reduced revenues were a result of losing customers that were acquired or went out of business and new customers not being secured because of our inability to invest in sales, marketing and delivery or in further development of our products. We also had lower net revenues from a related party.

Direct Costs of Revenue

Direct costs of revenue increased by $170,072 compared to the twelve months ended December 31, 2021 principally due to increases in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses increased by $116,576 compared to the twelve months ended December 31, 2021 principally due to increases in public filing fees as well as attorney, auditor and related expenses.

Other Income and Expense

During the twelve months ended December 31, 2021, we recognized $103,900 of other income for forgiveness of various PPP loans. We had no such transaction during the twelve months ended December 31, 2022.

Loss from Operations

Our operating loss increased by $410,906 for the twelve months ended December 31, 2022, when compared to a loss of $985,638 for the twelve months ended December 31, 2021. The increase was due to increases in our direct costs and general and administrative expense along with a reduction in revenue

Net Loss

Our net loss was $1,613,931 for the twelve months ended December 31, 2022, as compared to a net loss of $845,843 for the twelve months ended December 31, 2021. The $768,088 increase in net loss was principally due to increases in our direct costs and general and administrative expenses along with a reduction in revenue.

Liquidity, Capital Resources and Acquisition

At December 31, 2022, we had $5,415 in cash on hand, a working capital deficit of $4,408,797 and an accumulated deficit of approximately $19.6 million. In addition, we incurred a net loss of $1,613,931 and $845,843 for the twelve months ended December 31, 2022 and 2021, respectively. For the twelve months ended December 31, 2022 and 2021, we financed our operations with interest bearing loans principally from our former parent company.

InnovaQor acquired all of the common stock of the HTS Group from Rennova on June 25, 2021. The transaction has been accounted for as a reverse capitalization in the accompanying financial statements.

The change in cash used in operations for the twelve months ended December 31, 2022 and 2021 is presented in the following table:

	Year Ended
	31-Dec-22	31-Dec-21	Change

Net loss	$(1,613,931)	$(845,843)	$(768,088)

Net cash (used in) operating activities	$(937,384)	$(478,869)	$(458,515)

Net cash provided by investing activities	$-	$46	$(46)

Net cash provided by financing activities	$942,753	$447,575	$495,178

Net (Decrease) Increase in cash	$5,369	$(31,248)	$36,617

No cash was provided by investing activities for the twelve months ended December 31, 2022 or 2021, except for $46 of cash acquired in the acquisition in 2021.

Net cash provided by financing activities amounted to $942,753 and $447,575 for the twelve months ended December 31, 2022 and 2021, respectively. The principal financing activities were loans from the former parent.

Going Concern and Liquidity

Under Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), management of InnovaQor has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by Accounting Standard Codification (“ASC”) 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed InnovaQor’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, InnovaQor had a working capital deficit and an accumulated deficit of approximately $4.4 million and $19.6 million, respectively, at December 31, 2022. In addition, InnovaQor had a loss from operations of $1,396,544 and cash used in operating activities of $937,384 for the twelve months ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Notwithstanding the benefits that are expected to result from the acquisition, InnovaQor has incurred substantial costs in connection with the acquisition and the transition to being a fully reporting public company, which includes accounting, tax, legal and other professional services costs, and may include recruiting and relocation costs associated with hiring key senior management personnel who are new to InnovaQor, tax costs and costs to separate information systems. The cost of performing such functions is anticipated to be more than the amounts reflected in InnovaQor’s historical financial statements, which could cause its losses to increase. Accordingly, InnovaQor will continue to focus on increasing revenues.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose InnovaQor’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on InnovaQor’s financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Off-balance sheet arrangements consist of transactions, agreements, or contractual arrangements to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guaranteed contracts.
●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets.
●	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to lnnovaQor’s stock and classified in equity in lnnovaQor’s statement of financial position.
●	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of December 31, 2022, InnovaQor had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on InnovaQor ‘s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our net revenues to be impacted by seasonal demands for our products and services.

Capitalization

The following table sets forth InnovaQor ‘s capitalization as of December 31, 2022, and 2021, on an historical basis. In addition, it is not indicative of our future capitalization. This table should be read in conjunction with InnovaQor’s financial statements and notes thereto included elsewhere herein.

The following table sets forth our cash and capitalization as of December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Cash	$5,415	$46

Stockholders’ Equity

Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—

Common Stock, Par Value $0.0001, 325,000,000 shares authorized, 244,953,286 and 234,953,286 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	24,495	23,495

Additional Paid-in Capital	5,906,742	5,857,658

Total capitalization	$5,936,652	$5,881,199

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. Financial Statements And Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InnovaQor, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InnovaQor, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated significant losses and has negative cash flows from operations. At December 31, 2022, the Company had a $4.4 million working capital deficit and $19.6 million accumulated deficit. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 17, 2023

PCAOB #457

We have served as the company’s auditors since 2021.

INNOVAQOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$5,415	$46
Accounts receivable, net (including related party receivable of $28,973 and $21,852 at December 31, 2022 and December 31, 2021, respectively)	36,226	32,800
Total current assets	41,641	32,846

Property and equipment, net	—	—

Total assets	$41,641	$32,846

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	1,239,945	937,698
Accrued expenses	1,638,071	1,446,722
Due to Former Parent	—	374,473
Current portion of notes payable (including related party debt of $1,438,269 at December 31, 2022)	1,572,422	134,153
Total current liabilities	4,450,438	2,893,046

Notes payable – Long term	60,401	60,401

Preferred Series B-1 Stock, Par Value $0.0001, 25,000 shares authorized, 14,950 shares issued and outstanding at December 31, 2022 and December 31, 2021	9,086,396	9,086,396

Preferred Series C-1 Stock, Par Value $0.0001, 2,000 shares authorized, 225 and 200 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	137,250	122,000
Total liabilities	13,734,485	12,161,843

Commitments and contingencies

Stockholders’ Deficit

Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—

Common Stock, Par Value $0.0001, 325,000,000 shares authorized, 244,953,286 and 234,953,286 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	24,495	23,495

Additional Paid-In Capital	5,906,742	5,857,658

Accumulated Deficit	(19,624,081)	(18,010,150)

Total Stockholders’ Deficit	(13,692,844)	(12,128,997)
Total Liabilities and Stockholders’ Deficit	$41,641	$32,846

The accompanying notes are an integral part of these consolidated financial statements.

INNOVAQOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2022	December 31, 2021
Net revenues (including net revenue from related party of $191,517 and $237,551 for the years ended December 31, 2022 and 2021, respectively)	$343,440	$468,883

Operating expenses:
Direct costs of revenue	375,721	205,649
General and administrative expenses	1,364,263	1,247,687
Depreciation	—	1,185
Total operating expenses	1,739,984	1,454,521

Loss from operations	(1,396,544)	(985,638)

Other (expense) income:
Other (expense) income, net	—	104,918
Interest (expense) income	(217,387)	34,877
Total other (expense) income	(217,387)	139,795

Loss before income taxes	(1,613,931)	(845,843)

Provision for income taxes	—	—

Net loss	$(1,613,931)	$(845,843)
Basic and Diluted (loss) per share	$(0.01)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	236,257,634	243,782,416

The accompanying notes are an integral part of these consolidated financial statements.

INNOVAQOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Series A-1 - Shares	Preferred Series A-1 - Par Value	Common Stock - Shares	Common Stock – Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	—	$—	—	$—	$15,076,845	$(17,164,307)	$(2,087,462)

Issuance of Stock in Transaction	1,000	—	234,953,286	23,495	(23,495)	—	—

Issuance of Preferred stock as part of reverse merger	—	—	—	—	(9,195,692)	—	(9,195,692)

Net loss for year	—	—	—	—	—	(845,843)	(845,843)

Balance at December 31, 2021	1,000	$—	234,953,286	$23,495	$5,857,658	$(18,010,150)	$(12,128,997)

Issuance of Common Stock	—	—	10,000,000	1,000	49,084	—	50,084

Net loss for year	—	—	—	—	—	(1,613,931)	(1,613,931)

Balance at December 31, 2022	1,000	$—	244,953,286	$24,495	$5,906,742	$(19,624,081)	$(13,692,844)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVAQOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2022	December 31, 2021
Cash flows (used in) operating activities:
Net loss	$(1,613,931)	$(845,843)
Adjustments to reconcile net loss to net cash (used in) operations:
Forgiveness of Paycheck Protection Program Loans	—	(103,900)
Depreciation	—	1,185
Amortization of Debt Discount	186,377	—
Changes in operating assets and liabilities:
Accounts receivable	(3,426)	118,563
Prepaid expenses	—	1,717
Accounts payable and accrued expenses	493,596	349,409
Net cash (used in) operating activities	(937,384)	(478,869)

Cash flow provided by investing activities:
Cash Acquired in Acquisition	—	46
Net cash provided by investing activities	—	46

Cash flows provided by financing activities:
Advances from Former Parent	918,307	374,473
Reverse Merger	—	12,701
Proceeds from Paycheck Protection Program Loan	—	60,401
Payments on Loans from Related Parties	(25,554)	—
Sale of Common Stock	50,000	—
Net cash provided by financing activities	942,753	447,575

Net (Decrease) Increase in cash	5,369	(31,248)

Cash at beginning of period	46	31,294

Cash at end of period	$5,415	$46

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

InnovaQor, Inc. (which changed its name from VisualMED Clinical Solutions Corporation in September 2021) (“InnovaQor” or the “Company”) was incorporated in the State of Nevada on September 7, 1999. Its business plan involved the distribution of medical software. It was primarily involved in activities related to the distribution of medical software through associated companies to which it has granted operating and distribution licenses.

During 2017, Rennova Health, Inc. (“Rennova” or the “Parent”), the Parent of Advanced Molecular Services Group, Inc. (“AMSG”) and Health Technology Solutions, Inc. (“HTS”) (collectively, the “Advanced Molecular and Health Technology Solutions Group,” or the “Group”), announced its intent to separate the Group into one or more separate public entities with AMSG holding and operating Rennova’s pharmacogenomics business and HTS holding and operating Rennova’s supportive software solutions business. Pharmacogenomics is the genetic process to understand how an individual’s genetic attributes affect the likely response to therapeutic drugs. HTS’s supportive software solutions business includes electronic health records, medical billing services and laboratory information management systems. AMSG was a wholly-owned subsidiary of Rennova that was formed on May 4, 2017 and HTS was a wholly-owned subsidiary of Rennova that was formed on June 22, 2011.

AMSG’s financial results include the assets and operations of CollabRx, Inc. and Genomas, Inc. Genomas, Inc. operated a diagnostics lab until December 31, 2019 and is now focused solely on the technology and platform to interpret diagnostics outcomes and translate these outcomes into easily usable information. HTS’s financial results include the assets and operations of two other strategic businesses owned by Rennova: ClinLab, Inc.; and Medical Mime, Inc. HTS’s results do not include Platinum Financial Solutions, LLC, which was left with Rennova. After the separation, Rennova retained full ownership of its remaining businesses.

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

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014. It specializes in electronic health records (EHR) software and subscription services for the behavioral health and rehabilitation market segments. It currently serves ten behavioral health/substance abuse facilities.

ClinLab, Inc. (“ClinLab”): ClinLab develops and markets laboratory information management systems to mid-size clinical laboratories. It currently services eight clinical laboratories across the country.

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

Each of the subsidiaries is wholly owned by the Company and complements each other, allowing for cross selling of products and services. The Company believes the current solutions will become an added value option to a technology-based communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services, the Company plans to develop.

Existing products offered by the Company’s subsidiaries are as follows:

“M2Select” is a custom built, cloud based, electronic health record which meets the needs of substance abuse treatment and behavioral health providers. M2Select’s specialized clinical workflow provides intuitive prompts for symptoms and enables you to quickly select problems and create master treatment plans with goals, objectives, and interventions. M2Select provides best-in-class patient lifecycle management for Behavioral Health/Substance Abuse (BH/SA) treatment centers. From pre-admission to billing and aftercare, Me2Select is an electronic health record and patient management software that seamlessly integrates into the natural workflow of day-to-day operations.

“M2Pro” is a custom built, cloud based, electronic health record for ambulatory physician practices that meets meaningful use stage 2 and no further. Its unique dictation services further automate the workflow process for physicians allowing them to focus on their continuum of patient care. This product is not currently offered in the US market but could be distributed outside of the US.

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

“Qira” is our healthcare business analytics tool powered by PowerBI. It is a culmination of healthcare financial and revenue cycle management plus clinical operations oversight needs. It aggregates data from multiple healthcare systems to produce a single source business intelligence tool with executive level daily briefing to deep dive operational management of claims and operational efficiencies. There are many other analytical services available that customize solutions but none that have a proven template for success. Our competitive advantage comes from having created these tools to identify the deficiencies in the real world for the former parent Rennova from its former national laboratory operations to its more recent rural hospitals.

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

In the coming year we plan to develop, acquire or license and offer a medical professional’s network communication platform that includes talent search and a telehealth solution through corporate partnerships in the emerging health technology sector.

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

The consolidated financial statements include the accounts of only the HTS Group (the accounting acquirer) prior to June 25, 2021 and InnovaQor and the Group since the date of acquisition on June 25, 2021, with the transaction being accounted for as a recapitalization of the Group on June 25, 2021. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.

During the years ended December 31, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations and, at December 31, 2022, had a working capital deficit and accumulated deficit of $4.4 million and $19.6 million, respectively. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

●	Identify the contract(s) with a customer.
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when or as you satisfy a performance obligation.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 10 below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is generally based upon an agreed hourly rate.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of December 31, 2022 and December 30, 2021, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2022 and December 31, 2021, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the years ended December 31, 2022 and 2021, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Income Taxes

The entities within the Group were included in the consolidated income tax returns of its Parent for the years ended December 31, 2020, and prior. A determination has been made by Parent’s management not to allocate any of the deferred tax assets or liabilities to the Group as of December 31, 2020 and prior. Accordingly, the Group had not provided for income taxes in the combined financial statements. The Company since June 25, 2021, uses the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company will recognize a valuation allowance.

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of December 31, 2022 and 2021. State income taxes will also be due on any income generated in the future.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of December 31, 2022 and 2021, there were approximately 2,572,203,000 and 2,898,163,000, respectively common stock equivalents which where antidilutive due to the Company’s losses.

Note 3 – Acquisition

The Company acquired all the common stock of the HTS Group from Rennova on June 25, 2021, in exchange for Preferred Series A-1, B-1 and C-1 stock with a fair market value of $9,195,692. This acquisition has been accounted for as a reverse acquisition with the HTS Group being the accounting acquiror with the excess fair value of the purchase price over net asset fair value acquired treated as a reduction of additional paid in capital on the date of acquisition.

A summary of that purchase price is as follows:

Fair Value of Preferred Series A-1 Stock	$100
Fair Value of Preferred Series B-1 Stock	9,086,396
Fair Value of Preferred Series C-1 Stock	122,000
Other	(12,804)
Total	$9,195,692

On the date of acquisition, InnovaQor had no assets and total liabilities of $500,035, of which $500,000 was converted to equity in connection with the acquisition.

Unaudited Statements of Operations for the year ended December 31, 2021, as if the acquisition had taken place on January 1, 2021, would show an additional loss of approximately $500,000 due to additional consulting expense.

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable (including related party of $28,973 and $21,852 at December 31, 2022 and 2021, respectively)	$36,226	$32,800

Less:
Allowance for discounts	—	—
Accounts receivable, net	$36,226	$32,800

For the years ended December 31, 2022 and 2021, bad debt expense (recovery), was $0 and $ 6,554, respectively.

Note 5 – Property and Equipment

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Software	$1,435,875	$1,435,875
Furniture	8,227	8,227
Office equipment	30,931	30,931
Computer equipment	324,131	324,131
	1,799,164	1,799,164
Less accumulated depreciation	(1,799,164)	(1,799,164)
Property and equipment, net	$—	$—

Depreciation expense on property and equipment was $0 and $1,185 for the years ended December 31, 2022 and 2021, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment.

Note 6 – Accrued Expenses

Accrued expenses at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued payroll and related liabilities	$1,420,130	$1,263,539
Accrued legal	37,997	37,997
Accrued interest	23,156	17,494
Deferred revenue and customer deposits	44,544	24,471
Other accrued expenses	112,244	103,221
Accrued expenses	$1,638,071	$1,446,722

Accrued payroll and related liabilities at December 31, 2022 and 2021 included approximately $1.0 million and $1.1 million, respectively, of accrued past due payroll taxes, related penalties and interest,

Note 7 – Notes Payable

The carrying amount of notes payable as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Note payable with the Department of Economic and Community Development in the original amount of $147,372 due in monthly payments of principal and interest totaling $2,132 beginning January 1, 2017, with a final payment due on October 1, 2022. Non-interest bearing. Payments were not made in 2022 or 2021.	$134,153	$134,153

Loans from Related Parties and Companies due September 2022 and June 2023. Original issue discount of $160,608, 25 shares of Series C-1 Preferred Stock issued in connection with the loan; unamortized debt discount of $134,855 at December 31, 2022. $115,906 in default at December 31, 2022	1,438,269	—

Paycheck Protection Program Loans (PPP Loans). The PPP Loans and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Loans. The unforgiven portion of the PPP Loans are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The Company intends to use all of the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, it cannot assure you that it will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.	60,401	60,401
	1,632,823	194,554
Less current portion	1,572,422	134,153
Notes payable, long term, net of current portion	$60,401	$60,401

During the year ended December 31, 2021, approximately $104,000 of Paycheck Protection Program Loans were forgiven and are recognized as other income in the accompanying financial statements. The Company has applied for forgiveness of the remaining $60,401 of these type loans.

Note 8 – Loans from Parent and Other Related Party Transactions

To fund the Company’s operations for the years ended December 31, 2022 and 2021, the former Parent advanced funds and paid expenses of InnovaQor and the Group in the amount of $918,307 and $374,473, respectively. The amounts as of December 31, 2022, and 2021 are included in Due to Former Parent and Notes Payable in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2022, the former Parent converted $1,324,755 of these advances into a promissory note in the amount of $1,457,253 representing a 10% original issue discount. The loan is due on June 30, 2023. Also it provides interest at 18% per annum in the event of default.

During the year ended December 31, 2022, Ms. Hollis, the Chief Executive Officer of the Company, loaned the Company $96,100. The Company entered into promissory notes in the amount of $105,710, representing a 10% original issue discount. During the year ended December 31, 2022, $13,000 of these loans were repaid. The loans were due on September 6, 2022, and are currently in default. They provide for default interest at 18% per annum. In addition, the Company issued Ms. Hollis 25 shares of Series C-1 Preferred Stock on March 31, 2022, in connection with one of the loans. These shares of Series C-1 Preferred Stock were valued at $15,250 using the Option Price Method and the same assumptions as used to value the prior issuance of Series C-1 Preferred Stock.

During the year ended December 31, 2022, Alcimede Limited loaned the Company $32,500. Seamus Lagan, the Chief Executive Officer of Rennova, is the sole director of Alcimede Limited, this amount is due on demand. The Company entered into a promissory note in the amount of $35,750, representing a 10% original issue discount. During the year ended December 31, 2022, $12,554 of this loan were repaid, the loan is due on December 5, 2022 and are currently in default. Also, it provides for default interest at 18% per annum.

The above amounts are not indicative of what third parties would have agreed to.

Related Parties Revenue

Included in net revenues for the years ended December 31, 2022 and 2021 is $191,517 and $237,551, respectively, of related party revenue with Rennova (the former parent).

The Group has incurred certain costs that have been allocated from Rennova. Included in the Consolidated Statements of Operations are the following allocated costs:

	Year Ended December 31,
	2022	2021
Health insurance	$—	$16,169
Rent and utilities	121,168	83,429
Total allocated costs	$121,168	$99,598

Note 9 – Preferred Stock and Stockholders’ Deficit

Common Stock

The Company has authorized 325,000,000 shares of $0.0001 par value Common Stock of which 244,953,286 and 234,953,286 were issued and outstanding as of December 31, 2022 and 2021, respectively. These shares have one vote per share.

Preferred Stock Series A-1

The Company has authorized 1,000 shares of $0.0001 par value (stated value $10) Series A-1 Supermajority Voting Preferred Stock of which 1,000 were issued and outstanding as of December 31, 2022 and 2021. So long as one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of the Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any stockholder meeting. These shares have no rights to receive dividends and liquidation rights are equal to the stated value per share.

Preferred Stock Series B-1

The Company has authorized 25,000 shares of $0.0001 par value (stated value $1,000) Series B-1 Convertible Redeemable Preferred Stock of which 14,950 were issued and outstanding as of December 31, 2022 and 2021. These shares have no voting rights, dividends on these shares shall accrue at the rate of 5% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series B-1 Preferred Stock was not convertible prior to the first anniversary of its issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series C-1

The Company has authorized 2,000 shares of $0.0001 par value (stated value $1,000) Series C-1 Convertible Redeemable Preferred Stock of which 225 and 200 were issued and outstanding as of December 31, 2022 and 2021, respectively. These shares have no voting rights, dividends on these shares shall accrue at the rate of 10% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series C-1 Preferred Stock was not convertible prior to the first anniversary of its original issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series C-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares, they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Note 10 – Revenue

The Company had net revenue for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Dashboards	$47,682	$69,258
IT Managed Services	93,288	102,960
Software and Interfaces	18,080	58,599
Support and Maintenance	57,985	95,355
vCIO Services	49,098	65,313
Software Licenses Fees	70,548	74,618
Other	6,759	2,780
Total Net Revenue	$343,440	$468,883

Generally, work is billed monthly by subscription with increases applied per user license. There is a discounted rate should the annual maintenance fee be paid up front.

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

Note 11 – Commitments and Contingencies

Consulting Agreement – the Company entered into a consulting agreement effective June 1, 2021, with a company owned by Mr. Dab, the Company’s former CEO, for a period of one year to provide assistance in developing the Company’s business including communications with existing shareholders and the general public. This company shall be paid $60,000 upon receipt of funding from an outside source or within 90 days of signing the agreement. This has not yet been paid. On June 1, 2022, the agreement was extended for another year. The Company continues to owe the amounts provided for in the original agreement and the new agreement increases the monthly fee to $4,500.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of each of December 31, 2022 and 2021, $10,464 was outstanding and owed for this judgment and included in accounts payable in the accompanying Consolidated Balance Sheets.

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

Note 12 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2022	2021
Cash paid for interest	$7,474	$1,066
Cash paid for income taxes	$—	$—
Series A-1, B-1 & C-1 Preferred Stock issued for transaction	$—	$9,208,396
Advances Transfer to Notes Payable by Former Parent	$374,473	$—
Stock Issued for Debt to Related Party	$15,250	$—
Debt Discount offset Notes Payable	$240,890	$—

Note 13 – Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of December 31, 2022, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and limited abilities of the Company’s officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (2013 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2022.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third-party consultant CFO to review transactions for appropriate technical accounting, and to reconcile accounts, review significant transactions and prepare financial statements. Any deviation or errors are reported to management.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers. Directors are elected annually.

Name	Age	Position
Justin Doherty	55	Director, Chairman
Sharon L. Hollis	46	Director, President, CEO
Thomas J. Bellante	74	Interim Chief Financial Officer
Gerard Dab	75	Director, Secretary

There are no agreements with respect to electing directors. Each director shall serve for a term of one year or until his or her successor is elected at our Annual Meeting of Shareholders and is qualified, subject to removal by InnovaQor’s shareholders. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. InnovaQor does not have any standing board committees at this time, and due to its small size does not believe that committees are necessary at this time. As of the date of this filing our three directors fulfill the duties of an audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Justin Doherty is a member of our Board and was appointed to our Board and as Chairman on July 6, 2021. Mr. Doherty brings over 20 years of international experience in integrated facility management and software solutions for multiple industries across the UK, Europe and the USA. Mr. Doherty previously owned and operated Axis Control Systems for over 10 years, where he started, grew and eventually sold the business. His main area of expertise is operational management and process improvement within the technological and healthcare field, with experience ranging from security systems to healthcare solutions and dementia home health care facilities.

Mr. Doherty was until the end of 2018 CEO of Medical Mime and ClinLab from April 2016 and March 2014, respectively, each an InnovaQor company specializing in healthcare technologies for medical practices throughout the United States. He is currently a Board member for Pathlogic Limited. Mr. Doherty is the managing director of Zest Fire and Security Ltd., which he founded in August 2020.

Sharon L. Hollis is a member of our Board and was appointed to our Board and as our Chief Executive Officer on July 6, 2021. Ms. Hollis transitioned from property sales in New York and Florida into healthcare in 2010 when she oversaw the development of a proprietary lab ordering and reporting software, Advantage, which allowed doctors and clinical laboratories to evolve from paper orders and reports with minimal disruption and cost. Ms. Hollis oversaw the evolution of Advantage to a fully integrated product that allowed real time tracking of lab samples and their results from sample collection to reporting and billing. Ms. Hollis sold her interests in this software to the predecessor of Rennova, Medytox Solutions, Inc., in 2012 and was the VP of Operations of the corporate office to 2015 overseeing sales development, customer care, process improvement and development of software products and their integration and medical billing related processes. From October 2015, as the owner of PetVetCorp, Inc., Ms. Hollis built a veterinarian health records software. Ms. Hollis re-joined Rennova in 2016 and became the COO of the software division, HTS in 2018. Ms. Hollis focused on setting direction for the software division in anticipation of a separation from Rennova and was engaged in the provision of software solutions to Rennova’s hospital entities for real-time reporting and analysis of billing related data in easy to utilize dashboards for management. Ms. Hollis’ focus is on the provision of easy-to-use software solutions that create efficient solutions and visual interpretation of necessary and actionable data and information.

Thomas J. Bellante has served as our Acting Chief Financial Officer since February 2022. Mr. Bellante has been practicing in public accounting since 1969. In November 2012, he started the CPA firm of Thomas J. Bellante CPA PA, where he is the Managing Partner. It assists smaller/public companies with their SEC filing requirements. From 2012 until 2020, Mr. Bellante was the Chief Financial Officer of Garyn Angel Enterprises, Inc., a company that designs, develops, markets and distributes products that provide consumers the ability to refine herbs into topical preparations and ingredients for edibles. He also has been with Surety Accounting Services since their inception in June 2018. He was a shareholder with that firm handling tax planning, tax return preparation, financial consulting and bookkeeping for its clients. He joined the firm of Pender McNulty & Newkirk in April 1976. In 1981, he became a partner of that firm. Mr. Bellante led that firm’s Audit Department and established the SEC Practice Division. Under his leadership, that firm’s SEC Practice Division was ranked 48th in Bowman First Alert’s 2006 list of the Top 100 Public Company Accounting Firms in the U.S. He served as that firm’s Managing Partner from 1989 to 2005, growing the company to a 52-person CPA firm. In January 2013, Pender Newkirk & Company joined forces with Warren Averett, LLC. Warren Averett, with more than 800 employees, is presently ranked among the nation’s Top 30 accounting firms. Mr. Bellante served as a leader of that firm’s SEC Practice Group. Mr. Bellante’s industry experience includes reporting for public shell corporations, construction firms, software developers, manufacturing companies, R.V. dealerships, mortgage brokers and bankers, brokerage dealers, international communication system companies, real estate developers, data processing companies, import/export companies, development stage enterprises and multi-state/international corporate conglomerates.

Gerard Dab is a member of our Board and was appointed as a Director, CEO, Chairman of the Board, and Corporate Secretary on October 6, 2004. As part of the agreement with Rennova he resigned his position as CEO and Chairman of the Board on July 6, 2021 and retained the positions of Director and Corporate Secretary. Mr. Dab is a pioneer of the modern healthcare informatics industry. He is notably the co-founder of one of the world’s most innovative systems for the automation of clinical workflow in hospitals and medical facilities that had been originally developed at McGill University Royal Victoria Hospital.

His companies provided advanced software platforms that power clinical applications at point of care in hospitals and clinics developed at a cost of some $50,000,000. These applications offered advanced patient management clinical systems with full diagnostic and medical content including decision support that have been developed by senior McGill University practitioners and were used by more than 1,000 clinicians and care givers in the US and Canada.

Prior to his work in the healthcare field, Mr. Dab worked for advertising giant Foote, Cone & Belding of Chicago following his graduation from McGill University. During the 1980s, he founded and was the managing partner of Productions Publi-Cité, a film and television finance company that helped raise some $100,000,000 in production money for independent film producers. During the 1990s, Dab Communications was noted for producing weekly information programs on Canadian network television about investing, created with the support of Maryland Public Television and Louis Rukeyser, long-time host of Wall Street Week.

Independence of Directors

In determining the independence of our directors, we will apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, we anticipate that two of our directors will be independent within the meaning of NASDAQ Listing Rule 5605.

We do not expect there to be a family relationship between any of the individuals who are expected to serve as members of our Board and as our executive officers.

Item 11. Executive Compensation

As of the date hereof, we are unable to estimate when the Company will posses sufficient capital, whether derived from sales revenues or otherwise, for the payment of salaries to our management. The Board of Directors has approved a compensation for our CEO, Sharon L. Hollis, of $250,000 a year and approved compensation of $7,500 a month for Thomas J. Bellante to act as a part time contracted CFO. These amounts are currently being accrued.

Currently, there are no other executives but InnovaQor plans to appoint additional executives and may reimburse its executives for expenses incurred in connection with travel, networking, and day to day business development.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the years ended December 31, 2022 and 2021. The Company did not have any other executive officers during the years ended December 31, 2022 and 2021. Prior to July 6, 2021, Mr. Dab performed the duties of both the principal executive officer and the principal financial officer.

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Nonequity Incentive Plan Compen-sation	Nonqualified Deferred Compen-sation Earnings	All Other Compen-sation (2)	Total

Gerard Dab, former CEO (1)	2022	$—	$—	$—	$—	$—	$108,000	$108,000

	2021	$—	$—	$—	$—	$—	$500,000	$500,000

Sharon Hollis, CEO (3)	2022	$250,000	$—	$—	$—	$—	$—	$250,000

	2021	$125,000	$—	$—	$—	$—	$—	$125,000

Thomas J. Bellante, Interim CFO (4)	2022	$—	$—	$—	$—	$—	$90,000	$90,000

	2021	$—	$—	$—	$—	$—	$45,000	$45,000

(1) Mr. Dab resigned as Chief Executive Officer of the Company on July 6, 2021. He continues to act as Secretary and as a Director.

(2) Pursuant to an agreement with the Company, Mr. Dab provided services in connection with the acquisition of the Group in exchange for $500,000. Mr. Dab then forgave $300,000 owed to him by the Company in exchange for 1,000 shares of Series A-1 Preferred Stock and forgave an additional $200,000 owed to him by the Company in exchange for 200 shares of Series C-1 Preferred Stock.

(3) Ms. Hollis became Chief Executive Officer of the Company on July 6, 2021.

(4) Mr. Thomas J. Bellante became Interim Chief Financial Officer of the Company on July 6, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2022 and 2021:

Name		Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options un-exercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Gerard Dab	2022	—	—	—	$—	—	—	$—	—	$—
Gerard Dab	2021	—	—	—	$—	—	—	$—	—	$—
Sharon Hollis	2022	—	—	—	$—	—	—	$—	—	$—
Sharon Hollis	2021	—	—	—	$—	—	—	$—	—	$—
Thomas J. Bellante	2022	—	—	—	$—	—	—	$—	—	$—
Thomas J. Bellante	2021	—	—	—	$—	—	—	$—	—	$—

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Gerard Dab

Consulting Agreement – the Company entered into a consulting agreement effective June 1, 2021, with Dial M Productions LLC, a company owned by Mr. Dab for a period of one year to assist in developing the Company’s business including communications with existing shareholders and the general public. The agreement provided that the Company would pay $3,500 a month and an additional $60,000 upon the earlier of receipt of funding from an outside source or within 90 days. These amounts have not been paid. On June 1, 2022, the agreement was extended for another year. The Company continues to owe the amounts provided for in the original agreement and the new agreement increases the monthly fee to $4,500. The amounts payable to Mr. Dab under this agreement include the fees payable to him as a Director of the Company.

Director Compensation

InnovaQor has not paid any director’s fees or other cash compensation for services rendered as a director since the acquisition of the HTS Group to the date of this filing. Compensation of $30,000 per year for each director (excluding the CEO) has been agreed for the next 12 months.

We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the years ended December 31, 2022 and 2021:

Director		Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Gerard Dab	2022	$30,000	$—	$—	$—	$—	$30,000
Gerard Dab	2021	$10,500	$—	$—	$—	$—	$10,500
Lewis Lombardo (1)	2021	$—	$—	$—	$—	$—	$—
Justin Doherty (2)	2022	$30,000	$—	$—	$—	$—	$30,000
Justin Doherty (2)	2021	$—	$—	$—	$—	$—	$—

(1) Mr. Lombardo resigned as a Director in connection with the acquisition of the Group on June 25, 2021.

(2) Mr. Doherty was elected to the Board of Directors on July 6, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2022, information regarding beneficial ownership of our capital stock by:

●	Each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;
●	Each of our executive officers;
●	Each of our directors; and
●	All of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission (the “SEC”) and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including convertible securities, warrants and options that are convertible or exercisable within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares shown that they beneficially own, subject to community property laws where applicable. The address for each of our executive officers and directors is c/o InnovaQor, Inc., 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Title of Class	Name of Beneficial Owner	No. of Shares of Class Owned	Percentage of Ownership (1)	Total Percentage of Voting Power (2)
Series A-1 Preferred Stock	Epizon Limited (3)	1,000	100%	51,00%

Common Stock	Sharon L. Hollis (4)	6,393,862	2.54%	1.24%

	Justin Doherty	—	—%	—%

	Gerard Dab (5)	12,865,138	4.99%	2.45%

	Thomas J. Bellante	—	—	—%

	All Directors and Executive Officers as a Group (4 persons) (6)	19,259,000	7.29%	3.57%

	Ithaca Scientific Ventures (7)	11,000,000	4.49%	2.20%

	Real Gauthier (8)	18,300,000	7.47%	3.66%

(1) Based on 244,953,286 shares of Common Stock issued and outstanding as of December 31, 2022, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the SEC. Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person. This table assumes the Company has sufficient authorized shares of Common Stock available to permit the conversion of all outstanding convertible securities and the exercise of all outstanding warrants and options.

(2) The Company has two classes of voting securities, the Common Stock and the Series A-1 Preferred Stock. Each share of Common Stock has one vote. So long as one share of Series A-1 Preferred Stock is outstanding, the Series A-1 Preferred Stock has the number of votes, in the aggregate, equal to 51% of all votes of all classes of shares entitled to be voted at any stockholder meeting or action by written consent.

(3) Epizon Limited (“Epizon”) owns all of the issued and outstanding shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is not convertible into Common Stock but holders of Series A-1 Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of Common Stock. Regardless of the number of shares of Series A-1 Preferred Stock outstanding and so long as at least one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Epizon will be able to exercise control over all matters submitted for stockholder approval. Epizon’s address is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas. All of the outstanding capital stock of Epizon is owned by The Shanoven Trust, of which P. Wilhelm F. Tooth serves as trustee. Seamus Lagan is the settlor and Mr. Lagan’s family are beneficiaries of The Shanoven Trust. Mr. Lagan is also the Chief Executive Officer of Rennova. Rennova owns 14,850 shares of Series B-1 Preferred Stock, which has no voting rights but is convertible into Common Stock under certain circumstances. The shares of Series B-1 Preferred Stock held by Rennova would, as of December 31, 2022, be convertible into up to 4.99% of the then outstanding shares of Common Stock (due to the 4.99% ownership blocker in the terms of the Series B-1 Preferred Stock).

(4) Sharon Hollis owns 25 shares of Series C-1 Preferred Stock. The Series C-1 Preferred Stock has no voting rights but is convertible into Common Stock under certain circumstances. The shares of Series C-1 Preferred Stock held by Ms. Hollis would, as of December 31, 2022, be convertible into 6,393,862 shares of Common Stock. Because the conversion price of the Series C-1 Preferred Stock is determined based on the market price of the shares of Common Stock, the number of shares of Common Stock into which the shares are convertible will fluctuate.

(5) Gerard Dab owns 200 shares of Series C-1 Preferred Stock. The Series C-1 Preferred Stock has no voting rights but is convertible into Common Stock under certain circumstances. The shares of Series C-1 Preferred Stock held by Mr. Dab would, as of December 31, 2022, be convertible into up to 4.99% of the then outstanding shares of Common Stock (due to the 4.99% ownership blocker in the terms of the Series C-1 Preferred Stock). Because the conversion price of the Series C-1 Preferred Stock is determined based on the market price of the shares of Common Stock, the number of shares of Common Stock into which the shares are convertible will fluctuate.

(6) Includes Ms. Hollis and Messrs. Doherty, Dab and Bellante. Ms. Hollis and Mr. Dab also own 25 and 200 shares of Series C-1 Preferred Stock, respectively, as described in the above footnotes.

(7) Ithaca Scientific Ventures’ address is 30 N. Gould St., Suite R, Sheridan, Wyoming 82801. Dr. Linda McHarg is the sole owner and control person of Ithaca Scientific Ventures. Dr. McHarg is married to Gerard Dab. Under Quebec law, Mr. Dab and Dr. McHarg are subject to the matrimonial regime of separation as to property. Each spouse remains the owner of his or her property and administers the property alone. As a result, Mr. Dab disclaims any beneficial interest in any securities owned by Ithaca Scientific Ventures or Dr. McHarg and Ithaca Scientific Ventures and Dr. McHarg similarly disclaim any beneficial interest in any securities owned by Mr. Dab.

(8) Mr. Gauthier’s address is 225 Chabanel, Suite 114, Montreal, Quebec H2N 2C9 Canada.

Change-in-Control

We do not currently have, nor are we aware of, any arrangements which if consummated may result in a change of control in the future.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Mr. Dab, the former CEO of InnovaQor, paid certain of the disbursements on behalf of the Company for the years ended December 31, 2021. The cash disbursements amounted to $24,993 for the years ended December 31, 2021, and are included in the accompanying Statements of Operations as operating expenses.

In addition, during the year ended December 31, 2021, under an agreement with the Company, Mr. Dab provided services in connection with the acquisition of the Group in exchange for $500,000. This was reflected in the accompanying Statement of Operations as a General and Administrative Expense. Mr. Dab then forgave the $500,000 owed to him by the Company in exchange for shares of Series A-1 Preferred Stock and Series C-1 Preferred Stock as described above.

During the year ended December 31, 2022, Ms. Hollis, the Chief Executive Officer of the Company, loaned the Company $96,100. The Company entered into promissory notes in the amount of $105,710, representing a 10% original issue discount. During the year ended December 31, 2022, $13,000 of these loans were repaid. The loans were due on September 6, 2022, and are currently in default. They provide for default interest at 18% per annum. In addition, the Company issued Ms. Hollis 25 shares of Series C-1 Preferred Stock on March 31, 2022, in connection with one of the loans. These shares of Series C-1 Preferred Stock were valued at $15,250 using the Option Price Method and the same assumptions as used to value the prior issuance of Series C-1 Preferred Stock.

During the year ended December 31, 2022, Alcimede Limited loaned the Company $32,500. Seamus Lagan, the Chief Executive Officer of Rennova, is the sole director of Alcimede Limited, this amount is due on demand. The Company entered into a promissory note in the amount of $35,750, representing a 10% original issue discount. During the year ended December 31, 2022, $12,554 of this loan were repaid, the loan is due on December 5, 2022, and are currently in default. Also, it provides for default interest at 18% per annum.

During the year ended December 31, 2022, the Company contracted with Rennova to provide Rennova ongoing health information technology-related services totaling approximately $50,000. In addition, the Company currently subleases office space from Rennova on a month-to-month term at a cost of approximately $9,700 per month for rent and utilities.

To fund the Company’s operations for the years ended December 31, 2022 and 2021, the former Parent advanced funds and paid expenses of InnovaQor and the Group in the amount of $918,307 and $374,473, respectively. The amounts as of December 31, 2022, and 2021 are included in Due to Former Parent and Notes Payable in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2022, the former Parent converted $1,324,755 of these advanced into a promissory note in the amount of $1,457,253, representing a 10% original issue discount. The loan is due on June 30, 2023. Also it provides interest at 18% per annum in the event of default.

The above amounts are not necessarily indicative of what third parties would have agreed to.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our accountant, Haynie & Company for audit and review services for the fiscal years ended December 31, 2022 and 2021, were $127,785 and $129,625, respectively.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Haynie & Company, respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

See Item 8. Financial Statements and Supplementary Data.

(b) Exhibits

The following documents are filed as exhibits hereto:

2.1	Acquisition Agreement, dated as of May 12, 2021, between Rennova Health, Inc. and VisualMED Clinical Solutions Corporation, as supplemented on June 23, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-12G filed with the SEC on July 29, 2022).
3.1(i)	Articles of Incorporation, as amended, of InnovaQor, Inc. (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form 10-12G filed with the SEC on July 29, 2022)
3.1(ii)	Bylaws of InnovaQor, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form 10-12G filed with the SEC on July 29, 2022)
4.1	Description of InnovaQor, Inc.’s Securities*
10.1	Consulting Agreement, dated as of May 2, 2021, between Epizon Limited and Gerard Dab (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G filed with the SEC on July 29, 2022)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form 10-12G filed with the SEC on July 29, 2022)
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by the Principal Financial Officer*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Link base Document
101.DEF	Inline XBRL Definition Link base Document
101.LAB	Inline XBRL Label Link base Document
101.PRE	Inline XBRL Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Field herewith

** Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2023	InnovaQor, Inc.

	By:	/s/ Sharon L. Hollis
	Name:	Sharon L. Hollis
	Title:	President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sharon L. Hollis	President, CEO, and Director	April 17, 2023
Sharon L. Hollis

/s/ Thomas J. Bellante	Acting Chief Financial Officer	April 17, 2023
Thomas J. Bellante

/s/ Justin Doherty	Chairman and Director	April 17, 2023
Justin Doherty

/s/ Gerard Dab	Director and Secretary	April 17, 2023
Gerard Dab

