Form 10-Q
period 2023-03-31
InnovaQor, Inc.
filed 2023-05-22
CIK 1102942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023 the registrant had 244,953,286 shares of its Common Stock, $0.0001 par value, outstanding.

INNOVAQOR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$3,194	$5,415
Accounts receivable, net (including related party receivable of $26,790 and $28,973 at March 31, 2023 and December 31, 2022, respectively)	39,885	36,226
Prepaid expenses and other current assets	249	—
Total current assets	43,328	41,641

Property and equipment, net	—	—

Total assets	$43,328	$41,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,260,961	$1,239,945
Accrued expenses	1,563,751	1,638,071
Due to Former Parent	313,873	—
Current portion of notes payable	1,638,605	1,572,422
Total current liabilities	4,777,190	4,450,438

Notes Payable – Long term	60,401	60,401

Preferred Series B-1 Stock, Par Value $0.0001, 25,000 shares authorized, 14,950 shares issued and outstanding	9,086,396	9,086,396

Preferred Series C-1 Stock, Par Value $0.0001, 2,000 shares authorized, 225 shares issued and outstanding	137,250	137,250

Total Liabilities	14,061,237	13,734,485

Commitments and contingencies

Stockholders’ Deficit

Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—

Common Stock, Par Value $0.0001, 325,000,000 shares authorized, 244,953,286 shares issued and outstanding	24,495	24,495

Additional Paid-In Capital	5,906,742	5,906,742

Accumulated Deficit	(19,949,146)	(19,624,081)

Total Stockholders’ Deficit	(14,017,909)	(13,692,844)
Total Liabilities and Stockholders’ Deficit	$43,328	$41,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net revenues (including net revenues from related party of $84,703 and $53,555 for the three months ended March 31, 2023 and 2022, respectively)	$175,915	$95,893

Operating expenses:
Direct costs of revenue	120,768	175,089
General and administrative expenses	306,765	182,373
Total operating expenses	427,533	357,462

Loss from operations	(251,618)	(261,569)

Other (expense):
Other expense	(408)	—
Interest expense and payroll tax penalties	(73,039)	(3,154)
Total other (expense)	(73,447)	(3,154)

Loss before income taxes	(325,065)	(264,723)

Provision for income taxes	—	—

Net loss	$(325,065)	$(264,723)
Basic and Diluted (loss) per share	$0.00	$0.00

Basic and Diluted weighted average shares of common stock outstanding	244,935,286	234,935,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2023 and 2022

(unaudited)

	Preferred Stock Series A	Preferred Stock Series A	Common Stock	Common Stock	Additional Paid In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2021	1,000	$—	234,953,286	$23,495	$5,857,658	$(18,010,150)	$(12,128,997)

Net loss for Period	—	—	—	—	—	(264,723)	(264,723)

Balance March 31, 2022	1,000	—	234,953,286	$23,495	$5,857,658	$(18,274,873)	$(12,393,720)

Balance December 31, 2022	1,000	$—	244,953,286	$24,495	$5,906,742	$(19,624,081)	$(13,692,844)

Net loss for Period	—	—	—	—	—	(325,065)	(325,065)

Balance March 31, 2023	1,000	$—	244,953,286	$24,495	$5,906,742	$(19,949,146)	$(14,017,909)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows (used in) operating activities:
Net loss	$(325,065)	$(264,723)
Adjustments to reconcile net loss to net cash (used in) operations:
Amortization of debt discount	65,883	3,154
Changes in operating assets and liabilities:
Accounts receivable	(3,659)	5,847
Prepaid expenses	(249)	—
Accounts payable and accrued expenses	(53,004)	45,452
Net cash (used in) operating activities	(316,094)	(210,270)

Cash flows used by investing activities:
Net cash used by investing activities	—	—

Cash flows provided by financing activities:
Loans and advances from former parent	313,873	127,164
Loan from CEO	—	84,100
Net cash provided by financing activities	313,873	211,264

Net (Decrease) Increase in cash	(2,221)	994

Cash at beginning of period	5,415	46

Cash at end of period	$3,194	$1,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

Note 1 – Description of Business

InnovaQor, Inc. (which changed its name from VisualMED Clinical Solutions Corporation in September 2021) (“InnovaQor” or the “Company”) was incorporated in the State of Nevada on September 7, 1999. Its business plan involves the distribution of medical software. It was primarily involved in activities related to the distribution of medical software through associated companies to which it has granted operating and distribution licenses.

During 2017, Rennova Health, Inc. (“Rennova” or the “Parent”), the parent of the Advanced Molecular Services Group, Inc. (“AMSG”) and Health Technology Solutions, Inc. (“HTS”) (collectively, the “Advanced Molecular and Health Technology Solutions Group,” or the “Group”), announced its intent to separate the Group into one or more separate public entities with AMSG holding and operating Rennova’s pharmacogenomics business and HTS holding and operating Rennova’s supportive software solutions business. Pharmacogenomics is the genetic process to understand how an individual’s genetic attributes affect the likely response to therapeutic drugs. HTS’s supportive software solutions business includes electronic health records, medical billing services and laboratory information management systems. AMSG was a wholly-owned subsidiary of Rennova that was formed on May 4, 2017 and HTS was a wholly-owned subsidiary of Rennova that was formed on June 22, 2011.

AMSG’s financial results include the assets and operations of CollabRx, Inc. and Genomas, Inc. Genomas, Inc. operated a diagnostics lab until December 31, 2019 and is now focused solely on the technology and platform to interpret diagnostics outcomes and translate these outcomes into easily usable information. HTS’s financial results include the assets and operations of two other strategic businesses owned by Rennova: ClinLab, Inc.; and Medical Mime, Inc. HTS’s results do not include Platinum Financial Solutions, LLC. which was left with Rennova. AMSG and HTS each operate as separate segments of the Group. After the separation, Rennova retained full ownership of its remaining businesses.

On June 25, 2021, Rennova sold all the shares of stock of its subsidiaries, HTS and AMSG, to InnovaQor in a transaction that was accounted for as a reverse acquisition with Group being the accounting acquirer.

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

On June 9, 2021, InnovaQor issued 1,000 shares of Series A-1 Supermajority Voting Preferred Stock (the “Series A-1 Preferred Stock”) to the then CEO of the Company, Mr. Gerard Dab, in exchange for $300,000 owed to Mr. Dab. The Series A-1 Preferred Stock has the right to the number of votes equal to 51% of the votes entitled to be cast at a meeting or to vote by written consent, meaning the owner of the Series A-1 Preferred Stock has voting control of the Company. Mr. Dab was a party to an agreement whereby he committed to transfer the Series A-1 Preferred Stock to Epizon Limited (“Epizon”) a Nassau, Bahamas, based management consulting company. Seamus Lagan, the Chief Executive Officer of Rennova, the company we ultimately completed a transaction with, is also the managing director of Epizon. The conditions of the Epizon agreement to which Mr. Dab was a party were met and the transfer of shares of Series A-1 Preferred Stock to Epizon was completed. The terms of the agreement between Mr. Dab and Epizon had certain conditions including a condition that if within 120 days after a transaction was completed by VisualMED, there were not any dispute or efforts to unwind the transaction, then Mr. Dab would deliver the shares of Series A-1 Preferred Stock owned by him to Epizon. Epizon, as the owner of the Series A-1 Preferred Stock, will be able to exercise control over all matters submitted for stockholder approval.

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

The fair market value of all of the above shares of Series B-1 and C-1 Preferred Stock is based on the Option Price Method (the “OPM”). The OPM treats common and preferred interests as call options on the equity value of the subject company, with exercise price based on the liquidation preference of the preferred interest and participation thresholds for subordinated classes. The Black-Scholes model was used to price the call options. The assumptions used were: risk free rate of 0.84%, volatility of 250.0%, and exit period of 5 years. Lastly, a discount rate of 35% was applied due to the lack of marketability of the InnovaQor preferred stock and the underlying liquidity of InnovaQor’s common stock.

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

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014. It specializes in electronic health records (EHR) software and subscription services for the behavioral health and rehabilitation market segments. It currently serves 10 behavioral health/substance abuse facilities.

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

Existing products offered by the Company’s subsidiaries are as follows:

“M2Select” is a custom built, cloud based, electronic health record which meets the needs of substance abuse treatment and behavioral health providers. M2Select’s specialized clinical workflow provides intuitive prompts for symptoms and enables you to quickly select problems and create master treatment plans with goals, objectives, and interventions. M2Select provides best-in-class patient lifecycle management for Behavioral Health/Substance Abuse (BH/SA) treatment centers. From pre-admission to billing and aftercare, M2Select is an electronic health record and patient management software that seamlessly integrates into the natural workflow of day- to-day operations.

“M2Pro” is a custom built, cloud based, electronic health record for ambulatory physician practices that meets meaningful use stage 2. Its unique dictation services further automate the workflow process for physicians allowing them to focus on their continuum of patient care. This product is not currently offered in the US market but could be distributed outside of the US.

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

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Comprehensive Loss

During the three months ended March 31, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations and, at March 31, 2023, had a working capital deficit and accumulated deficit of $4.7 million and $19.9 million, respectively. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management will monitor and take all steps possible to alleviate the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimation include estimating the impairment of assets, accrued and contingent liabilities, and future income tax obligations (benefits), among other items. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

●	Identify the contract(s) with a customer.
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when or as you satisfy a performance obligation.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 10 below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is generally based upon an agreed hour rate.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on, appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of March 31, 2023 and December 31, 2022, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At March 31, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the three months ended March 31, 2023 and 2022, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Income Taxes

The entities within the Group were included in the consolidated income tax returns of its Parent for the years ended December 31, 2020 and prior. A determination was made by Parent’s management not to allocate any of the deferred tax assets or liabilities to the Group as of December 31, 2020 and prior. Accordingly, the Group did not provide for income taxes in the combined financial statements. The Company since June 25, 2021 uses the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company will recognize a valuation allowance.

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of March 31, 2023 and 2022. State income taxes will also be due on any income generated in the future.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of March 31, 2023 and 2022, there were approximately 3,529,302,000 and 2,184,769,000, respectively, common stock equivalents which where antidilutive due to the Company’s losses.

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

A summary of that purchase price is as follows:

	Dec 31, 2022	March 31, 2023
Fair Value of Preferred Series A-1 Stock	$100	100
Fair Value of Preferred Series B-1 Stock	9,086,396	9,086,396
Fair Value of Preferred Series C-1 Stock	122,000	122,000
Other	(12,804)	(12,804)
Total	$9,195,692	9,195,692

Note 4 – Accounts Receivable

Accounts receivable at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable – (including related party receivable of $26,790 and $28,973 at March 31, 2023 and December 31, 2022, respectively)	$39,855	$36,266
Less:
Allowance for discounts	—	—
Accounts receivable, net	$39,855	$36,266

For the three months ended March 31, 2023 and 2022, bad debt expense (recovery), was $0 and $0, respectively.

Note 5 – Property and Equipment

Property and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022

Software	$1,435,875	$1,435,875
Furniture	8,227	8,227
Office equipment	30,931	30,931
Computer equipment	324,131	324,131
	1,799,164	1,799,164
Less accumulated depreciation	(1,799,164)	(1,799,164)
Property and equipment, net	$—	$—

Depreciation expense on property and equipment was $0 and $0 for the three months ended March 31, 2023 and 2022, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment.

Note 6 – Accrued Expenses

Accrued expenses at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022

Accrued payroll and related liabilities	$1,369,684	$1,420,130
Accrued legal	37,997	37,997
Accrued interest	32,176	23,156
Deferred revenue and customer deposits	13,447	44,544
Other accrued expenses	110,447	112,244
Accrued expenses	$1,563,751	$1,638,071

Accrued payroll and related liabilities at March 31, 2023 and December 31, 2022 included approximately $0.9 million and $1.0 million, respectively, of accrued past due payroll taxes, related penalties and interest,

Note 7 – Notes Payable

The carrying amount of notes payable as of March 31, 2023 and December 31, 2022 was as follows:

	March 31,	December 31,
	2023	2022

Note payable with the Department of Economic and Community Development in the original amount of $147,372 due in monthly payments of principal and interest totaling $2,132 beginning January 1, 2017 with a final payment due on October 1, 2022. Non-interest bearing. Payments were not made in 2023 or 2022.	$134,153	$134,153

Loans from Related Parties and Companies due September 2022 and June 2023. Original issue discount of $160,608, 25 shares of Series C-1 Preferred Stock issued in connection with a loan; unamortized debt discount of $68,972 at March 31, 2023. $115,906 in default at March 31, 2023	1,504,452	1,438,269

Paycheck Protection Program Loans (PPP Loans). The PPP Loans and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Loans. The unforgiven portion of the PPP Loans are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The Company believes it has used all of the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, it cannot assure you that it will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.	60,401	60,401
	1,699,006	1,632,823
Less current portion	1,638,605	1,572,422
Notes payable long term, net of current portion	$60,401	$60,401

Note 8 – Loans from Parent and Other Related Party Transactions

To fund the Company’s operations for the three months ended March 31, 2023 and 2022, the former Parent advanced funds and paid expenses of InnovaQor in the amount of $313,873 and $127,196, respectively. The amounts as of March 31, 2023, and December 31, 2022 are included in Due to Former Parent and Notes Payable in the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2022, Ms. Hollis, the former Chief Executive Officer of the Company, loaned the Company $84,100. The Company entered into a promissory note in the amount of $92,510, representing a 10% original issue discount. A payment of $93,010, representing full payment of the loan including interest outstanding, was made by the Company on May 12, 2023. In addition, the Company issued Ms. Hollis 25 shares of Series C-1 Preferred Stock on March 31, 2022, in connection with this loan. These shares of Series C-1 Preferred Stock were valued at $15,250 using the Option Price Method and the same assumptions as used to value the prior issuance of Series C-1 Preferred Stock.

During the year ended December 31, 2022, Alcimede Limited loaned the Company $32,500. Seamus Lagan, the Chief Executive Officer of Rennova, is the sole director of Alcimede Limited. The Company entered into a promissory note in the amount of $35,750, representing a 10% original issue discount. During the year ended December 31, 2022, $12,554 of this loan was repaid. The loan is due on December 5, 2022 and is currently in default. The loan provides for default interest at 18% per annum.

The above amounts are not indicative of what third parties would have agreed to.

Related Parties Transactions

Included in net revenues for the three months ended March 31, 2023 and 2022 is $84,703 and $53,555, respectively, of related party revenue with Rennova (the former parent).

The Group has incurred certain costs that have been allocated from Rennova. Included in the Consolidated Statements of Operations are the following allocated costs:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022

Health insurance	$—	$—
Rent and utilities	30,187	28,711
Total allocated costs	$30,187	$28,711

Note 9 – Preferred Stock and Stockholders’ Deficit

Common Stock

The Company has authorized 325,000,000 shares of $0.0001 par value Common Stock of which 244,953,286 are issued and outstanding as of March 31, 2023 and December 31, 2022. These shares have 1 vote per share.

Preferred Stock Series A-1

The Company has authorized 1,000 shares of $0.0001 par value (stated value $10) Series A-1 Supermajority Voting Preferred Stock of which 1,000 are issued and outstanding as of March 31, 2023 and December 31, 2022. So long as one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of the Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any stockholder meeting. These shares have no rights to receive dividends and liquidation rights are equal to the stated value per share.

Preferred Stock Series B-1

The Company has authorized 25,000 shares of $0.0001 par value (stated value $1,000) Series B-1 Convertible Redeemable Preferred Stock of which 14,950 are issued and outstanding as of March 31, 2023 and December 31, 2022. These shares have no voting rights, dividends on these shares shall accrue at the rate of 5% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series B-1 Preferred Stock was not convertible prior to the first anniversary of its issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series C-1

The Company has authorized 2,000 shares of $0.0001 par value (stated value $1,000) Series C-1 Convertible Redeemable Preferred Stock of which 225 are issued and outstanding as of March 31, 2023 and December 31, 2022. These shares have no voting rights, dividends on these shares shall accrue at the rate of 10% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series C-1 Preferred Stock was not convertible prior to the first anniversary of its original issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series C-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Note 10 – Revenue

The Company had net revenue for the three months ended March 31, 2023 and 2022 as follows:

	March 31,	March 31,
	2023	2022

Dashboards	$9,900	$13,623
IT Managed Services	30,108	25,740
Software and Interfaces	12,120	—
Support and Maintenance	46,330	25,840
vCIO Services	42,445	14,191
Software Licenses Fees	26,252	15,497
Other	8,760	1,002
Total Net Revenue	$175,915	$95,893

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

Note 11 – Commitments and Contingencies

Consulting Agreement – the Company entered into a consulting agreement effective June 1, 2021, with a company owned by Mr. Dab, the Company’s former CEO, for a period of one year to provide assistance in developing the Company’s business including communications with existing shareholders and the general public. This company shall be paid $60,000 upon receipt of funding from an outside source or within 90 days of signing the agreement. The $60,000 has been paid subsequent to March 31, 2023. On June 1, 2022, the agreement was extended for another year. The Company continues to owe the amounts provided for in the original agreement and the new agreement increases the monthly fee from $3,500 to $4,500.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of each of March 31, 2023 and December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.

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

Note 12 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$1,527	$3,182
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Activities
Series C-1 Preferred Stock issued with debt	$—	15,250

Note 13 – Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Note 14 – Subsequent Events

On May 12, 2023, the Company authorized 500 shares of Series D Non-Convertible Preferred Stock with a par value of $0.0001 and a stated value of $100. The Company issued 300 shares of Preferred D stock to three subscribers on May 12, 2023, for a total consideration of $30,000. The Preferred D Stock does not have voting rights but each holder of issued and outstanding Series D Preferred Stock shall be entitled to receive monthly as a dividend, an amount equal to (a) the sum of (i) five percent (5%) of the amount of gross sales in excess of $500,000 collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable, which amount shall not exceed $25,000, (ii) ten percent (10%) of the amount of gross sales in excess of $1 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable which amount shall not exceed $100,000 and (iii) two and one-half percent (2.5%) of the amount of gross sales in excess of $2 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable

So long as any shares of Series D Preferred Stock are outstanding, the Company shall not, without the consent of the holders of a majority of the outstanding shares of Series D Preferred Stock, authorize any additional shares of Seried D Preferred Stock, create any additional class or series of capital stack that ranks senior to the Series D Preferred Stock, or amend, alter or repeal any provisions of the Certificate of Designation or the Company’s articles or bylaws in a manner that adversely affects the powers, preferences or rights of the Series D Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are “forward-looking statements.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We use the words “anticipate”, “believe”, “could”, “design”, “estimate”, “expect”, “intend”, “forecast”, “goal”, “may”, “plan”, “potential”, “predict”, “project”, “should”, “target,” “will,” “would” or the negatives or other tense of such terms and other similar expressions intended to identify forward-looking statements. Forward-looking statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those contained in the “Risk Factors” section of our Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission.

The following is a discussion of the financial condition and results of operation of InnovaQor as of the date of this Form 10-Q. This discussion and analysis should be read in conjunction with InnovaQor’s audited consolidated financial statements contained in the Form 10-K and with our unaudited condensed consolidated financial statements, including the notes thereto, which are included elsewhere in this report.

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

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At March 31, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the three months ended March 31, 2023 and 2022, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of March 31, 2023 and December 31, 2022, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

Income Taxes

The entities within the Group were included in the consolidated income tax returns of its Parent for the years ended December 31, 2020 and prior. A determination was made by Parent’s management not to allocate any of the deferred tax assets or liabilities to the Group as of December 31, 2020 and prior. Accordingly, the Group did not provide for income taxes in the combined financial statements. The Company since June 25, 2021 uses the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company will recognize a valuation allowance.

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of March 31, 2023 and 2022. State income taxes will also be due on any income generated in the future.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606), including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of March 31, 2023 and 2022, there were approximately 3,529,302,000 and 2,184,769,000 common stock equivalents, respectively, which were antidilutive due to the Company’s losses.

Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of InnovaQor’s consolidated financial condition and results of operations as of and for the three months ended March 31, 2023 and 2022.This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this filing. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of our Form 10-K.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the three months ended March 31, 2023, and 2022, which are included herein.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended March 31,
	2023	2022	Change
Net revenues	$175,915	$95,893	$80,022
Operating expenses:
Direct costs of revenue	120,768	175,089	(54,321)
General and administrative expenses	306,765	182,373	124,392
Total operating expenses	427,533	357,462	70,071
Loss from operations	(251,618)	(261,569)	9,851
Other (Expense)	(73,447)	(3,154)	(70,293)
Loss before income taxes	(325,065)	(264,723)	(60,342)
Provision for income taxes	—	—	—
Net loss	$(325,065)	$(264,723)	$(60,342)

Net Revenues

Net revenues were $175,915 and $95,893 for the three months ended March 31, 2023, and 2022, respectively. The increased revenues were a result of increased prices and revenue from existing customers.

Direct Costs of Revenue

Direct costs of revenue decreased by $54,321 compared to the three months ended March 31, 2022, principally due to a decrease in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses increased by $124,392 compared to the three months ended March 31, 2022, principally due to increases in professional fees.

Loss from Operations

Our operating loss decreased by $9,851 for the three months ended March 31, 2023, when compared to a loss of $261,569 for the same period last year. The decrease was due principally to an increase in revenue.

Net Loss

Our net loss was $325,065 for the three months ended March 31, 2023, as compared to a net loss of $264,723 for the three months ended March 31, 2022. The $60,342 increase in net loss was principally due to the increase in our general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had $43,328 in total assets including cash and cash equivalents of $3,194, as compared to $41,641 in total assets including cash and cash equivalents of $5,415 as of December 31, 2022. The increase in total assets is primarily attributable to the increase in Accounts Receivable.

As of March 31, 2023, we had total liabilities of $14,061,237 including accounts payable of $1,260,961, accrued expenses of $1,563,751, related party advances of $313,873, notes payable of $1,699,006, and Preferred Stock liabilities of $9,223,646. As of March 31, 2022, we had total liabilities of $13,734,485 including accounts payable of $1,239,945, accrued expenses of $1,638,071, notes payable of $1.632,823 and Preferred Stock liabilities of $9,223,646. The increase is mainly due to an increase in related party advances to fund the operations.

Cash Flow from Operating Activities

Net cash used in operations for the three months ended March 31, 2023, was ($316,094) as compared to ($210,270) for the three months ended March 31, 2022.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022, was $0.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $313,873 as compared to $211,264 for the three months ended March 31, 2022. The increase was due to additional advances from the former Parent in the three months ended March 31, 2023.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources

Capitalization

The following table sets forth InnovaQor’s capitalization as of March 31, 2023, and December 31, 2022, on an historical basis. In addition, it is not indicative of our future capitalization. This table should be read in conjunction with InnovaQor’s financial statements and notes thereto included elsewhere herein.

The following table sets forth our cash and capitalization as of March 31, 2023, and December 31, 2022:

	March 31,	December 31,
	2023	2022
Cash	$3,194	$5,415

Stockholders’ Equity
Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, Par Value $0.0001, 325,000,000 shares authorized, 244,953,286 issued and outstanding	24,495	24,495

Additional Paid-in Capital	5,906,742	5,906,742
Total capitalization	$5,934,431	$5,936,652

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2023 the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time of the Company’s officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (2013 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2023.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of March 31, 2023 and December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable at each respective balance sheet date.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our Form 10-K.

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

INNOVAQOR, INC.

Date: May 22, 2023	By:	/s/ Darrell Peterson
Darrell Peterson Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Bellante
Thomas J. Bellante Chief Financial Officer (Principal Financial Officer)

