Form 10-Q
period 2023-06-30
InnovaQor, Inc.
filed 2023-08-21
CIK 1102942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023 the registrant had 244,953,286 shares of its Common Stock, $0.0001 par value, outstanding.

INNOVAQOR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$34,101	$5,415
Accounts receivable, net (including related party receivable of $33,672 and $28,973 at June 30, 2023 and December 31, 2022, respectively)	81,256	36,226
Prepaid expenses and other current assets	250	—
Total current assets	115,607	41,641

Property and equipment, net	—	—

Total assets	$115,607	$41,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,450,975	$1,239,945
Accrued expenses	1,561,813	1,638,071
Due to Former Parent	876,998	—
Current portion of notes payable	1,604,567	1,572,422
Total current liabilities	5,494,353	4,450,438

Notes Payable – Long term	60,401	60,401

Preferred Series B-1 Stock, Par Value $0.0001, 25,000 shares authorized, 14,950 shares issued and outstanding	9,086,396	9,086,396

Preferred Series C-1 Stock, Par Value $0.0001, 2,000 shares authorized, 325 and 225 shares issued and outstanding June 30, 2023 and December 31, 2022, respectively	248,361	137,250

Total Liabilities	14,889,511	13,734,485

Commitments and contingencies

Stockholders’ Deficit

Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—

Preferred Series D Stock, Par Value $0.0001 and stated value $100, 500 shares authorized, 300 shares issued and outstanding June 30, 2023	30,000	—

Common Stock, Par Value $0.0001, 2,000,000,000 and 325,000,000 shares authorized June 30, 2023 and December 31, 2022, respectively, 244,953,286 shares issued and outstanding	24,495	24,495

Additional Paid-In Capital	5,906,742	5,906,742

Accumulated Deficit	(20,735,141)	(19,624,081)

Total Stockholders’ Deficit	(14,773,904)	(13,692,844)
Total Liabilities and Stockholders’ Deficit	$115,607	$41,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Net Revenues (including net revenue from related party of $181,579 and $102,267 for the Six Months Ended June 30, 2023 and 2022, respectively)	$366,768	$191,327
Operating expenses:
Direct costs of revenue	302,294	255,856
General and administrative expenses	945,740	520,974
Total operating expenses	1,248,034	776,830

Loss from operations	(881,266)	(585,503)

Other (expense) income:
Other expense	—	—
Interest expense and payroll tax penalties	(229,794)	(21,007)
Total other (expense) income	(229,794)	(21,007)

Loss before income taxes	(1,111,060)	(606,510)

Provision for income taxes	—	—

Net loss	$(1,111,060)	$(606,510)
Basic and Diluted (loss) per share	$(0.00)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	244,953,286	234,953,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2023	June 30, 2022
Net Revenues (including net revenue from related party of $96,876 and $47,788 for the Three Months Ended June 30, 2023 and 2022, respectively)	$190,853	$94,511
Operating expenses:
Direct costs of revenue	182,412	80,768
General and administrative expenses	638,103	337,695
Total operating expenses	820,515	418,463

Loss from operations	(629,662)	(323,952)

Other (expense) income:
Other expense	—	—
Interest expense and payroll tax penalties	(156,333)	(17,835)
Total other (expense) income	(156,333)	(17,835)

Loss before income taxes	(785,995)	(341,787)

Provision for income taxes	—	—

Net loss	$(785,995)	$(341,787)
Basic and Diluted (loss) per share	$(0.00)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	244,935,286	234,953,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock	Preferred Stock	Preferred	Preferred	Common
	Series A-1	Series A-1	Stock Series D	Stock Series D	Stock Par	Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Value	Shares	Capital	Deficit	Total

Balance December 31, 2021	1,000	$—	—	$—	$23,495	234,953,286	$5,857,658	$(18,010,150)	$(12,128,997)
Net loss for Period								(606,510)	(606,510)
Balance June 30, 2022	1,000	$—	—	$—	$23,495	234,953,286	$5,857,658	$(18,616,660)	$(12,735,507)
Balance December 31, 2022	1,000	$—	—	—	$24,495	244,953,286	$5,906,742	$(19,624,081)	$(13,692,844)
Issuance Preferred D Shares			300	$30,000					30,000
Net loss for Period								(1,111,060)	(1,111,060)
Balance June 30, 2023	1,000	$—	300	$30,000	$24,495	244,953,286	$5,906,742	$(20,735,141)	$(14,773,904)

Balance March 31, 2022	1,000	$—	—	—	$23,495	234,953,286	$5,857,658	$(18,010,150)	$(12,128,997)
Net loss for Period								(341,787)	(341,787)
Balance June 30, 2022	1,000	$—	—	—	23,495	234,953,286	5,857,658	(18,616,660)	(12,735,507)
Balance March 31, 2023	1,000	$—	—	—	$24,495	244,953,286	$5,906,742	$(19,949,146)	$(14,017,909)
Issuance Preferred D Shares			300	$30,000					30,000
Net loss for Period								(785,995)	(785,995)
Balance June 30, 2023	1,000	$—	300	$30,000	$24,495	244,953,286	$5,906,742	$(20,735,141)	$(14,773,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows (used in) operating activities:
Net loss	$(1,111,060)	$(606,510)
Adjustments to reconcile net loss to net cash (used in) operations:
Amortization of debt discount	134,855	14,949
Preferred Shares for services	111,111	—
Changes in operating assets and liabilities:
Accounts receivable	(45,030)	(20,037)
Prepaid expenses	(250)	(7,718)
Accounts payable and accrued expenses	154,772	106,825
Net cash (used in) operating activities	(755,602)	(512,491)

Cash flows used by investing activities:
Net cash used by investing activities	—	—

Cash flows provided by financing activities:
Loans and Advances from Former Parent	784,288	428,943
Loan from CEO	—	90,100
Net cash provided by financing activities	784,288	519,043

Net increase in cash	28,686	6,552

Cash at beginning of period	5,415	46

Cash at end of period	$34,101	$6,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

InnovaQor, Inc., a Nevada corporation, was originally incorporated on September 7, 1999, under the name Ancona Mining Corporation. On November 30, 2004, our corporate name changed to VisualMED Clinical Solutions Corporation (“VisualMED”). On September 8, 2021, our corporate name changed to InnovaQor, Inc.

The Company provides information technology solutions and services to healthcare and laboratory customers in the United States. Our goal is to develop and deliver a technology-based network communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services. The Company has initiated this project in the second quarter of 2023 and is working with a Canadian-based development company to create a minimum viable product (MVP) to demonstrate the peer-to-peer communication capabilities. The Company will launch this new platform under the name Curallo. The Company, through an acquisition that closed on June 25, 2021, has a number of fully developed products and services which it offers through three operating wholly-owned subsidiaries that provide medical support services primarily to clinical laboratories, corporate operations, rural hospitals, physician practices and behavioral health/substance abuse centers.

Each of the subsidiaries is wholly owned by the Company and complements each other, allowing for cross selling of products and services. The Company believes the current solutions will become an added value option to a technology-based network communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services the Company plans to develop.

The six wholly-owned subsidiaries are.

Health Technology Solutions, Inc. (“HTS”): HTS provides vCIO, IT managed services and data analytics dashboards to our subsidiaries and outside medical service providers. HTS operates from the corporate offices in West Palm Beach, Florida.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014. It specializes in electronic health records (EHR) software and subscription services for the behavioral health and rehabilitation market segments. It currently serves 11 behavioral health/substance abuse facilities.

ClinLab, Inc. (“ClinLab”): ClinLab develops and markets laboratory information management systems to mid-size clinical laboratories. It currently services nine clinical laboratories across the country.

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

“M2Pro” is a custom built, cloud based, electronic health record for ambulatory physician practices that meets meaningful use stage 2 and no further. Its unique dictation services further automate the workflow process for physicians allowing them to focus on their continuum of patient care. This product is not currently offered in the United States market but could be distributed outside of the United States.

“ClinLab” is a turnkey client/server lab information system for mid-range laboratories. ClinLab supports interfaces to all major reference labs and the ClinLab team can provide an interface to any system with that capability. ClinLab also features an optional package which enables interfacing with the most popular EHR systems allowing lab test results to integrate seamlessly into a lab’s EHR for an improved patient record and to fulfill the federal government requirements.

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

Our goal is to develop and deliver a technology-based network communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services. The Company has initiated this project in the second quarter of 2023 and is working with a Canadian-based development company to create a minimum viable product (MVP) to demonstrate the peer-to-peer communication capabilities. The Company will launch this new platform under the name Curallo.

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

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Comprehensive Loss

During the three and six months ended June 30, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The condensed consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations and, at June 30, 2023, had a working capital deficit and accumulated deficit of $5.4 million and $20.7 million, respectively. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company incurred substantial costs in connection with the acquisition of the Group from Rennova, which included accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel who are new to the Company, tax costs and costs to separate information systems, among other costs. The cost of performing such functions is anticipated to be higher than the amounts reflected in the Company’s historical financial statements, which would cause its future losses to increase.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based either on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of June 30, 2023 and December 31, 2022, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of property and equipment represented fair value. Property and equipment are depreciated over lives ranging from three to seven years.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At June 30, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the three and six months ended June 30, 2023 and 2022, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

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

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of June 30, 2023 and 2022. State income taxes will also be due on any income generated in the future.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of June 30, 2023 and 2022 there were approximately 3,339,000,000 and 3,164,000,000, respectively, common stock equivalents which where antidilutive due to the Company’s losses.

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

A summary of that purchase price is as follows:

Fair Value of Preferred Series A-1 Stock	$100
Fair Value of Preferred Series B-1 Stock	9,086,396
Fair Value of Preferred Series C-1 Stock	122,000
Other	(12,804)
Total	$9,195,692

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable – (including related party receivable of $33,672 and $28,973 at June 30, 2023 and December 31, 2022, respectively)	$95,656	$36,266
Less:
Allowance for doubtful accounts	(14,400)	—
Accounts receivable, net	$81,256	$36,266

For the three and six months ended June 30, 2023 and 2022, bad debt expense (recovery), was $15,000 and $0, respectively.

Note 5 – Property and Equipment

Property and equipment at June 30, 2023 and December 31 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Software	$1,435,875	$1,435,875
Furniture	8,227	8,227
Office equipment	30,931	30,931
Computer equipment	324,131	324,131
	1,799,164	1,799,164
Less accumulated depreciation	(1,799,164)	(1,799,164)
Property and equipment, net	$—	$—

Depreciation expense on property and equipment was $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment.

Note 6 – Accrued Expenses

Accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022

Accrued payroll and related liabilities	$1,361,753	$1,420,130
Accrued legal	37,997	37,997
Accrued interest	36,403	23,156
Deferred revenue and customer deposits	21,230	44,544
Other accrued expenses	104,430	112,244
Accrued expenses	$1,561,813	$1,638,071

Accrued payroll and related liabilities at June 30, 2023 and December 31, 2022 included approximately $1.0 million and $1.0 million, respectively, of accrued past due payroll taxes, related penalties and interest,

Note 7 – Notes Payable

The carrying amount of notes payable as of June 30, 2023 and December 31, 2022 was as follows:

	June 30,	December 31,
	2023	2022
Note payable with the Department of Economic and Community Development in the original amount of $147,372 due in monthly payments of principal and interest totaling $2,132 beginning January 1, 2017 with a final payment due on October 1, 2022. Non-interest bearing. Payments were not made in 2023 or 2022.	$134,153	$134,153

Loans from Related Parties and Companies due December 2022 ($13,162 in default) and December 31, 2023. Original issue discount of $160,608 which is fully amortized at June 30, 2023, 25 shares of Series C-1 Preferred Stock issued in connection with theses loans.	1,470,414	1,438,269

Paycheck Protection Program Loans (PPP Loans). The PPP Loans and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Loans. The unforgiven portion of the PPP Loans are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The Company believes it used all of the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, it cannot assure you that it will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.	60,401	60,401
	1,664,968	1,632,823
Less current portion	1,604,567	1,572,422
Notes payable, long term, net of current portion	$60,401	$60,401

Note 8 – Loans from Parent and Other Related Party Transactions

To fund the Company’s operations for the six months ended June 30, 2023, the former Parent advanced funds and paid expenses of InnovaQor and the Group in the amount of $876,998 (Non-interest bearing). The amounts as of June 30, 2023, and December 31, 2022 are included in Due to Former Parent and Notes Payable in the accompanying Condensed Consolidated Balance Sheets.

The Company has a loan payable to its former Parent in the amount of $1,457,253 at June 30, 2023. The loan had a 10% Original Issue Discount in the amount of $132,498 which is fully amortized as of June 30, 2023, the due date of the loan. The loan has a default interest rate of 18%.

On August 9, 2023, the Company and Rennova mutually agreed to modify the promissory note to extend the maturity date from June 30, 2023 to December 31, 2023 and to provide for additional interest in the form of 5% of the principal amount to be added to the amount payable under the note.

During the year ended December 31, 2022, Ms. Hollis, the former Chief Executive Officer of the Company, loaned the Company $96,100. The Company entered into promissory notes in the amount of $105,710, representing a 10% original issue discount. During the year ended December 31, 2022, $13,000 of these loans was repaid. A payment of $93,010, representing full payment of the loan including interest outstanding, was made by the Company on May 12, 2023. In addition, the Company issued Ms. Hollis 25 shares of Series C-1 Preferred Stock on March 31, 2022, in connection with one of the loans. These shares of Series C-1 Preferred Stock were valued at $15,250 using the Option Price Method and the same assumptions as used to value the prior issuance of Series C-1 Preferred Stock.

The above amounts are not indicative of what third parties would have agreed to.

Related Parties Transactions

Included in net revenues for the three months ended June 30, 2023 and 2022 is $96,876 and $47,788, respectively, of related party revenue with Rennova (the former parent).

Included in net revenues for the six months ended June 30, 2023 and 2022 is $181,579 and $102,267, respectively, of related party revenue with Rennova (the former parent).

The Group has incurred certain costs that have been allocated from Rennova. Included in the Consolidated Statements of Operations are the following allocated costs:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Health insurance	$4,838	$—
Rent and utilities	30,771	33,441
Total allocated costs	$35,609	$33,441

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Health insurance	$10,676	$—
Rent and utilities	60,958	62,304
Total allocated costs	$71,634	$60,304

Note 9 – Preferred Stock and Stockholders’ Deficit

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value Common Stock of which 244,953,286 are issued and outstanding as of June 30, 2023 and December 31, 2022. These shares have 1 vote per share. The authorized Common Stock was increased from 325,000,000 to 2,000,000,000 on June 29, 2023.

Preferred Stock Series A-1

The Company has authorized 1,000 shares of $0.0001 par value (stated value $10) Series A-1 Supermajority Voting Preferred Stock of which 1,000 are issued and outstanding as of June 30, 2023 and December 31, 2022. So long as one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of the Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any stockholder meeting. These shares have no rights to receive dividends and liquidation rights are equal to the stated value per share.

Preferred Stock Series B-1

The Company has authorized 25,000 shares of $0.0001 par value (stated value $1,000) Series B-1 Convertible Redeemable Preferred Stock of which 14,950 are issued and outstanding as of June 30, 2023 and December 31, 2022. These shares have no voting rights, dividends on these shares shall accrue at the rate of 5% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series B-1 Preferred Stock was not convertible prior to the first anniversary of its issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series C-1

The Company has authorized 2,000 shares of $0.0001 par value (stated value $1,000) Series C-1 Convertible Redeemable Preferred Stock of which 325 and 225 are issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. These shares have no voting rights, dividends on these shares shall accrue at the rate of 10% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series C-1 Preferred Stock was not convertible prior to the first anniversary of its original issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series C-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series D

On May 12, 2023, the Company authorized 500 shares of Series D Non-Convertible Preferred Stock with a par value of $0.0001 and a stated value of $100. The Company issued 300 shares of Preferred D Stock to three subscribers on May 12, 2023, for a total consideration of $30,000. The Series D Preferred Stock does not have voting rights but each holder of issued and outstanding Series D Preferred Stock shall be entitled to receive monthly as a dividend, an amount equal to (a) the sum of (i) five percent (5%) of the amount of gross sales in excess of $500,000 collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable, which amount shall not exceed $25,000, (ii) ten percent (10%) of the amount of gross sales in excess of $1 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable, which amount shall not exceed $100,000 and (iii) two and one-half percent (2.5%) of the amount of gross sales in excess of $2 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable.

So long as any shares of Series D Preferred Stock are outstanding, the Company shall not, without the consent of the holders of a majority of the outstanding shares of Series D Preferred Stock, authorize any additional shares of Series D Preferred Stock, create any additional class or series of capital stack that ranks senior to the Series D Preferred Stock, or amend, alter or repeal any provisions of the Certificate of Designation or the Company’s articles or bylaws in a manner that adversely affects the powers, preferences or rights of the Series D Preferred Stock.

Note 10 – Revenue

The Company had net revenue for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months ended	Three Months ended
	June 30, 2023	June 30, 2022
Dashboards	$19,420	$10,478
IT Managed Services	—	22,620
Software and Interfaces	2,500	5,580
Support and Maintenance	66,167	26,895
vCIO Services	42,356	13,240
Marketing and Management	35,100	—
Software Licenses Fees	25,277	15,247
Other	33	451
Total Net Revenue	$190,853	$94,511

	Six Months ended	Six Months ended
	June 30, 2023	June 30, 2022
Dashboards	$29,320	$24,102
IT Managed Services	65,208	48,360
Software and Interfaces	12,120	5,580
Support and Maintenance	112,487	52,736
vCIO Services	84,801	27,431
Marketing and Management	—	—
Software Licenses Fees	51,529	30,744
Other	11,303	2,374
Total Net Revenue	$366,768	$191,327

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

Note 11 – Commitments and Contingencies

Consulting Agreement – The Company entered into a consulting agreement effective June 1, 2021, with a company owned by Mr. Dab, the Company’s former CEO, for a period of one year to assist in developing the Company’s business including communications with existing shareholders and the general public. The agreement provided that the Company would pay $3,500 a month and an additional $60,000 upon the earlier of receipt of funding from an outside source or within 90 days. The $60,000 payment was made during the six months ended June 30, 2023 but the monthly amounts have not been paid. On June 1, 2022, the agreement was extended for another year. The new agreement increases the monthly fee to $4,500. The agreement was extended further on June 1, 2023 for another year. The monthly amounts remain unpaid by the Company to date. The amounts payable to Mr. Dab under this agreement include the fees payable to him as a director of the Company.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of each of June 30, 2023 and December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable in the accompanying Condensed Consolidated Balance Sheets.

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

Note 13 – Supplemental Disclosure of Cash Flow Information

	Six Months ended June 30,
	2023	2022
Cash paid for interest	$118,096	$5,937
Cash paid for income taxes	$—	$—
Accounts payable, accrued salary and notes payable converted to Series D Preferred stock	$30,000	$—
Advances from former parent converted to notes payable	$92,710	$—
Non-Cash Investing and Financing Activities	—	—
Preferred C-1 Series Stock issued for debt	—	15,250

Note 14 – Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Note 15– Subsequent Events

On August 8, 2023 the Company borrowed an additional $55,000 in the form of a convertible note with an Original Issue Discount of $8,250 and a one time interest charge of 14%. The note is payable monthly in the amount of $8,012 with first payment due September 14, 2023. It is convertible into Common Stock at a fixed price of $0.005 per share in the event of default.

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

The accompanying condensed consolidated financial statements as of and for the six and three months ended June 30, 2023 and 2022, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At June 30, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the six months ended June 30, 2023 and 2022, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of June 30, 2023 and December 31, 2022, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

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

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of June 30, 2023 and 2022. State income taxes will also be due on any income generated in the future.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of June 30, 2023 and 2022, there were approximately 3,339,000,000 and 3,164,000,000 common stock equivalents, respectively, which were antidilutive due to the Company’s losses.

Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of InnovaQor’s consolidated financial condition and results of operations as of and for the six months ended June 30, 2023 and 2022.This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this filing. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of our Form 10-K.

Comparison of the Three Months Ended June 30, 2023 and 2022

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the three months ended June 30, 2023, and 2022, which are included herein.

The following table summarizes the results of our consolidated operations for the three months ended June 30, 2023 and 2022 (unaudited):

	Three Months Ended June 30,
	2023	2022	Change
Net revenues	$190,853	$94,511	$96,342
Operating expenses:
Direct costs of revenue	182,412	80,768	101,644
General and administrative expenses	638,603	337,695	300,408
Total operating expenses	820,515	418,463	402,052
Loss from operations	(629,662)	(323,952)	(305,710)
Other (Expense)	(156,333)	(17,835)	(138,498)
Loss before income taxes	(785,995)	(341,787)	(444,208)
Provision for income taxes	—	—	—
Net loss	$(785,995)	$(341,787)	$(444,208)

Net Revenues

Net revenues were $190,853 and $94,511 for the three months ended June 30, 2023, and 2022, respectively. The increased revenues were a result of increased prices, new features and revenue from existing customers.

Direct Costs of Revenue

Direct costs of revenue increased by $101,644 compared to the three months ended June 30, 2022, principally due to an increase in payroll expenses.

General and Administrative Expenses

General and administrative expenses increased by $300,408 compared to the three months ended June 30, 2022, principally due to increases in professional and consultant fees.

Loss from Operations

Our operating loss increased by $(305,710) for the three months ended June 30, 2023, when compared to a loss of $(323,952) for the same period last year. The increase was due principally to an increase in administrative costs and direct operating costs.

Net Loss

Our net loss was $785,995 for the three months ended June 30, 2023, as compared to a net loss of $341,787 for the three months ended June 30, 2022. The $444,208 increase in net loss was principally due to the increase in our general and administrative expenses.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the six months ended June 30, 2023, and 2022, which are included herein.

The following table summarizes the results of our consolidated operations for the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended June 30,
	2023	2022	Change
Net revenues	$366,768	$191,327	$175,441
Operating expenses:
Direct costs of revenue	302,294	255,856	46,438
General and administrative expenses	945,740	520,974	424,766
Total operating expenses	1,248,034	776,830	471,204
Loss from operations	(881,266)	(585,503)	(295,763)
Other (Expense)	(229,794)	(21,007)	(208,787)
Loss before income taxes	(1,111,060)	(606,510)	(504,050)
Provision for income taxes	—	—	—
Net loss	$(1,111,060)	$(606,510)	$(504,050)

Net Revenues

Net revenues were $366,768 and $191,327 for the six months ended June 30, 2023, and 2022, respectively. The increased revenues were a result of increased prices, new features and revenue from existing customers.

Direct Costs of Revenue

Direct costs of revenue increased by $46,438 compared to the six months ended June 30, 2022, principally due to an increase in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses increased by $424,766 compared to the six months ended June 30, 2022, principally due to increases in professional and consultant fees.

Loss from Operations

Our operating loss increased by $295,763 for the six months ended June 30, 2023, when compared to a loss of $585,503 for the same period last year. The increase was due principally to an increase in our general and administrative expenses.

Net Loss

Our net loss was $1,111,060 for the six months ended June 30, 2023, as compared to a net loss of $606,510 for the six months ended June 30, 2022. The $504,550 increase in net loss was principally due to the increase in our general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had $115,607 in total assets including cash and cash equivalents of $34,101, as compared to $41,641 in total assets including cash and cash equivalents of $5,415 as of December 31, 2022. The increase in total assets is primarily attributable to the increase in Cash and Accounts Receivable.

As of June 30, 2023, we had total liabilities of $14,889,511 including accounts payable of $1,450,975, accrued expenses of $1,561,813, related party advances of $876,998, notes payable of $1,664,968, and Preferred Stock liabilities of $9,334,757. As of June 30, 2022, we had total liabilities of $13,734,485 including accounts payable of $1,239,945, accrued expenses of $1,638,071, notes payable of $1,632,823 and Preferred Stock liabilities of $9,223,646. The increase is mainly due to an increase in accounts payable and related party advances to fund the operations.

Cash Flow from Operating Activities

Net cash used in operations for the six months ended June 30, 2023, was $775,602 as compared to $512,491 for the six months ended June 30, 2022.

The increased increase in cash used was mostly attributed to payroll for the quarter.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022, was $0.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $784,288 as compared to $519,043 for the six months ended June 30, 2022. The increase was due to additional advances from the former Parent in the six months ended June 30, 2023.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Capitalization

The following table sets forth InnovaQor’s capitalization as of June 30, 2023, and December 31, 2022, on an historical basis. In addition, it is not indicative of our future capitalization. This table should be read in conjunction with InnovaQor’s financial statements and notes thereto included elsewhere herein.

The following table sets forth our cash and capitalization as of June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash	$34,101	$5,415

Stockholders’ Equity
Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Preferred Series D Stock, Par Value $0.0001 and stated value $100, 500 shares authorized, 300 shares issued and outstanding June 30, 2023	30,000	—
Common stock, Par Value $0.0001, 2,000,000,000 shares authorized, 244,953,286 issued and outstanding	24,495	24,495

Additional Paid-in Capital	5,906,742	5,906,742
Total capitalization	$5,995,338	$5,936,652

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2023 the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time of the Company’s officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (2013 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2023.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of June 30, 2023 and December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable at each respective balance sheet date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2023, the Company issued 100 shares of Series C-1 Preferred Stock to a consultant for services rendered in connection with software development. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

INNOVAQOR, INC.

Date: August 21, 2023	By:	/s/ Darrell Peterson
Darrell Peterson Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Bellante
Thomas J. Bellante Chief Financial Officer (Principal Financial Officer)

