Form 10-Q
period 2023-09-30
InnovaQor, Inc.
filed 2023-11-20
CIK 1102942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 000-33191

INNOVAQOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0436055
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

400 S. Australian Avenue, Suite 800
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 421-1900

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of November 14, 2023 the registrant had 244,953,286 shares of its Common Stock, $0.0001 par value, outstanding.

INNOVAQOR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Cash	$13,695	$5,415
Accounts receivable, net (including related party receivable of $40,697 and $28,973 at September 30, 2023 and December 31, 2022, respectively)	32,567	36,226
Prepaid expenses and other current assets	1,250	—
Total current assets	47,512	41,641

Property and equipment, net	—	—

Total assets	$47,512	$41,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,531,372	$1,239,945
Accrued expenses	1,580,992	1,638,071
Due to Former Parent	1,008,832	—
Current portion of notes payable	1,643,867	1,572,422
Total current liabilities	5,765,063	4,450,438

Notes Payable – Long term	60,401	60,401

Preferred Series B-1 Stock, Par Value $0.0001, 25,000 shares authorized, 14,950 shares issued and outstanding	9,086,396	9,086,396

Preferred Series C-1 Stock, Par Value $0.0001, 2,000 shares authorized, 325 and 225 shares issued and outstanding September 30, 2023 and December 31, 2022, respectively	248,361	137,250

Total Liabilities	15,160,221	13,734,485

Commitments and contingencies

Stockholders’ Deficit

Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—

Preferred Series D Stock, Par Value $0.0001 and stated value $100. 500 shares authorized, 300 shares issued and outstanding September 30, 2023	30,000	—

Common Stock, Par Value $0.0001, 2,000,000,000 and 325,000,000 shares authorized September 30, 2023 and December 31, 2022, respectively, 244,953,286 shares issued and outstanding	24,495	24,495

Additional Paid-In Capital	5,906,742	5,906,742

Accumulated Deficit	(21,073,946)	(19,624,081)

Total Stockholders’ Deficit	(15,112,709)	(13,692,844)
Total Liabilities and Stockholders’ Deficit	$47,512	$41,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net Revenues (including net revenue from related party of $283,728 and $135,291 for the Nine Months Ended September 30, 2023 and 2022, respectively)	$474,770	$268,430
Operating expenses:
Direct costs of revenue	438,654	288,102
General and administrative expenses	1,264,930	853,515
Total operating expenses	1,703,584	1,141,617

Loss from operations	(1,228,814)	(873,187)

Other (expense) income:

Other income	1,370	810
Interest expense and payroll tax penalties	(222,421)	(67,161)
Total other (expense) income	(221,051)	(66,351)

Loss before income taxes	(1,449,865)	(939,538)

Provision for income taxes	—	—

Net loss	$(1,449,865)	(939,538)
Basic and Diluted (loss) per share	$(0.00)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	244,953,286	234,953,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Net Revenues (including net revenue from related party of $102,149 and $33,498 for the Three Months Ended September 30, 2023 and 2022, respectively)	$151,810	$78,027
Operating expenses:
Direct costs of revenue	121,360	32,245
General and administrative expenses	377,210	332,657
Total operating expenses	498,570	364,902

Loss from operations	(346,760)	(286,875)

Other (expense) income:
Other income	587	—
Interest expense and payroll tax penalties	7,368	(46,153)
Total other (expense) income	7,955	(46,153)

Loss before income taxes	(338,805)	(333,028)

Provision for income taxes	—	—

Net loss	$(338,805)	(333,028)
Basic and Diluted (loss) per share	$(0.00)	$(0.00)
Basic and Diluted weighted average shares of common stock outstanding	244,953,286	234,953,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock			Additional
	Series A-1	Series A-1	Series D	Series D	Common Stock	Common Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Shares	Capital	Deficit	Total

Balance December 31, 2021	1,000	$—	—	$—	$23,495	234,953,286	$5,857,658	$(18,010,150)	$(12,128,997)

Net loss for Period	—	—	—	—	—	—	—	$(939,538)	$(939,538)

Balance September 30, 2022	1,000	$—	—	$—	$23,495	234,953,286	$5,857,658	$(18,949,688)	$(13,068,535)

Balance December 31, 2022	1,000	$—	—	$—	$24,495	244,953,286	$5,906,742	$(19,624,081)	$(13,692,844)

Issuance Preferred D Shares	—	—	300	30,000	—	—	—	—	$30,000

Net loss for Period	—	—	—	—	—	—	—	$(1,449,865)	$(1,449,865)

Balance September 30, 2023	1,000	$—	300	$30,000	$24,495	244,953,286	$5,906,742	$(21,073,946)	$(15,112,709)

Balance June 30, 2022	1,000	$—	—	$—	$23,495	234,953,286	$5,857,658	$(18,616,660)	$(12,735,507)

Net loss for Period	—	—	—	—	—	—	—	$(333,028)	$(333,028)

Balance September 30, 2022	1,000	$—	—	$—	23,495	234,953,286	5,857,658	$(18,949,688)	$(13,068,535)

Balance June 30, 2023	1,000	$—	300	$30,000	$24,495	244,953,286	$5,906,742	$(20,735,141)	$(14,773,904)

Net loss for Period	—	—	—	—	—	—	—	$(338,805)	$(338,805)

Balance September 30, 2023	1,000	$—	300	$30,000	$24,495	244,953,286	$5,906,742	$(21,073,946)	$(15,112,709)

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVAQOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows (used in) operating activities:
Net loss	$(1,449,865)	$(939,538)
Adjustments to reconcile net loss to net cash (used in) operations:
Amortization of debt discount	137,316	23,660
Preferred Shares for services	141,111	—
Changes in operating assets and liabilities:
Accounts receivable	3,659	(23,699)
Prepaid expenses	(1,250)	—
Accounts payable and accrued expenses	234,683	275,619
Net cash (used in) operating activities	(934,346)	(663,958)

Cash flows used in investing activities:
Net cash used in investing activities	—	—

Cash flows provided by financing activities:
Loans and Advances from Former Parent	1,008,832	496,517
Payment of Related Parties Loans	(116,206)	—
Loans from Third Parties	50,000	170,555
Net cash provided by financing activities	942,626	667,072

Net increase in cash	8,280	3,114

Cash at beginning of period	5,415	46

Cash at end of period	$13,695	$3,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

InnovaQor, Inc., a Nevada corporation, was originally incorporated on September 7, 1999, under the name Ancona Mining Corporation. On November 30, 2004, our corporate name changed to VisualMED Clinical Solutions Corporation (“VisualMED”). On September 8, 2021, our corporate name changed to InnovaQor, Inc.

The Company provides information technology solutions and services to healthcare and laboratory customers in the United States. Our goal is to develop and deliver a medical professional’s communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services.

The Company initiated this project in the second quarter of 2023 and is working with a Canadian-based development company to create a minimum viable product (MVP) to demonstrate the peer-to-peer communication capabilities. The Company will launch this new platform under the name Curallo. The Company, through an acquisition that closed on June 25, 2021, has a number of fully developed products and services which it offers through three operating wholly-owned subsidiaries that provide medical support services primarily to clinical laboratories, corporate operations, rural hospitals, physician practices and behavioral health/substance abuse centers.

Each of the subsidiaries is wholly owned by the Company and complements each other, allowing for cross selling of products and services. The Company believes the current solutions will become an added value option to a medical professional’s communication platform the Company is developing as described above.

The six wholly-owned subsidiaries are:

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

Our goal is to develop and deliver a medical proffessional’s communication platform to a broad range of healthcare professionals and businesses using a subscription revenue model with added value bolt on services. The Company initiated this project in the second quarter of 2023 and is working with a Canadian-based development company to create a minimum viable product (MVP) to demonstrate the peer-to-peer communication capabilities. The Company will launch this new platform under the name Curallo. Further information can be found at www.curallo.com

Note 2 - Summary of Significant Accounting Policies

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

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Comprehensive Loss

During the three and nine months ended September 30, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The condensed consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations and, at September 30, 2023, had a working capital deficit and accumulated deficit of $5.7 million and $21.1 million, respectively. In addition, the Company’s cash position is critically deficient and critical payments are not being made in the ordinary course of business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based either on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of September 30, 2023 and December 31, 2022, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of property and equipment represented fair value. Property and equipment are depreciated over lives ranging from three to seven years.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the three and nine months ended September 30, 2023 and 2022, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

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

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of September 30, 2023 and 2022. State income taxes will also be due on any income generated in the future.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of September 30, 2023 and 2022 there were approximately 2,546,000 and 1,671,000, respectively, common stock equivalents which where antidilutive due to the Company’s losses.

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

A summary of that purchase price is as follows:

Fair Value of Preferred Series A-1 Stock	$100
Fair Value of Preferred Series B-1 Stock	9,086,396
Fair Value of Preferred Series C-1 Stock	122,000
Other	(12,804)
Total	$9,195,692

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable – (including related party receivable of $40,697 and $28,973 at September 30, 2023 and December 31, 2022, respectively)	$46,967	$36,266
Less:
Allowance for doubtful accounts	(14,400)	—
Accounts receivable, net	$32,567	$36,266

For the nine months ended September 30, 2023 and 2022, bad debt expense (recovery), was $15,000 and $0, respectively.

For the three months ended September 30, 2023 and 2022, bad debt expense (recovery), was $ 0 and $ 0 respectively.

Note 5 – Property and Equipment

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022

Software	$1,435,875	$1,435,875
Furniture	8,227	8,227
Office equipment	30,931	30,931
Computer equipment	324,131	324,131
	1,799,164	1,799,164
Less accumulated depreciation	(1,799,164)	(1,799,164)
Property and equipment, net	$—	$—

Depreciation expense on property and equipment was $0 and $0 for the three and nine months ended September 30, 2023 and 2022, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment.

Note 6 – Accrued Expenses

Accrued expenses at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022

Accrued payroll and related liabilities	$1,328,954	$1,420,130
Accrued legal	37,997	37,997
Accrued interest	46,784	23,156
Deferred revenue and customer deposits	57,121	44,544
Other accrued expenses	110,136	112,244
Accrued expenses	$1,580,992	$1,638,071

Accrued payroll and related liabilities at September 30, 2023 and December 31, 2022 included approximately $1.0 million and $1.0 million, respectively, of accrued past due payroll taxes, related penalties and interest.

Note 7 – Notes Payable

The carrying amount of notes payable as of September 30, 2023 and December 31, 2022 was as follows:

	September 30,	December 31,
	2023	2022

Note payable with the Department of Economic and Community Development in the original amount of $147,372 due in monthly payments of principal and interest totaling $2,132 beginning January 1, 2017 with a final payment due on October 1, 2022. Non-interest bearing. Payments were not made in 2023 or 2022.	$134,153	$134,153

Loans from Related Parties and Companies due December 31, 2023, Original issue discount of $132,498 which is fully amortized at September 30, 2023, 5% interest due from August 9, 2023 (date of extension) to December 31, 2023	1,457,253	1,438,269

Loan from Third Party, Issued August 9, 2023, Due May 15, 2024, Original issue discount of $13,250 which is amortized by $2,461 at September 30, 2023. Default interest at 22%, Convertible into common stock at a conversion price of $0.005 per share on event of default. Payable monthly at the rate of $8,012 per month	52,461	—

Paycheck Protection Program Loans (PPP Loans). The PPP Loans and accrued interest are forgivable as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP Loans. The unforgiven portion of the PPP Loans are payable over two years at an interest rate of 1.0% per annum, with a deferral of payments for the first sixteen months. Beginning sixteen months from the dates of issuance, the Company is required (if not forgiven) to make monthly payments of principal and interest to the lenders. The Company used all of the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, it cannot assure you that it will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.	60,401	60,401
	1,704,268	1,632,823
Less current portion	1,643,867	1,572,422
Notes payable, long term, net of current portion	$60,401	$60,401

Note 8 – Loans from Parent and Other Related Party Transactions

To fund the Company’s operations for the nine months ended September 30, 2023, the former Parent advanced funds and paid expenses of InnovaQor and the Group in the amount of $1,008,832 (Non-interest bearing). The amounts as of September 30, 2023 are included in Due to Former Parent in the accompanying Consolidated Balance Sheets.

The Company has a loan payable to its former Parent in the amount of $1,457,253 at September 30, 2023. The loan had a 10% Original Issue Discount in the amount of $132,498 which is fully amortized as of September 30, 2023, the original due date of the loan. The loan has a default interest rate of 18%. On August 9, 2023 the due date of the loan was extended to December 31, 2023 with no charge for default interest from the original due date of the loan to the date of the extension. Also, the extension calls for interest at 5% from the date of the extension to the new due date of the loan.

During the year ended December 31, 2022, Ms. Hollis, the former Chief Executive Officer of the Company, loaned the Company $96,100. The Company entered into promissory notes in the amount of $105,710, representing a 10% original issue discount. During the year ended December 31, 2022, $13,000 of these loans was repaid. A payment of $93,010, representing full payment of the loans including interest outstanding, was made by the Company on May 12, 2023. In addition, the Company issued Ms. Hollis 25 shares of Series C-1 Preferred Stock on March 31, 2022, in connection with one of these loans. These shares of Series C-1 Preferred Stock were valued at $15,250 using the Option Price Method and the same assumptions as used to value the prior issuance of Series C-1 Preferred Stock.

During the year ended December 31, 2022, Alcimede Limited loaned the Company $32,500. Seamus Lagan, the Chief Executive Officer of the Company’s former parent, is the sole director of Alcimede Limited. This amount was due on demand. The Company entered into a promissory note in the amount of $35,750, representing a 10% original issue discount. The note was due on December 5, 2022, and is currently in default. The note provides for default interest at 18% per annum on any balance outstanding. During the year ended December 31, 2022, $12,554 of this note was repaid. The note balance was reduced by $10,000 in May 2023 for the purchase of 100 shares of Series D Non-Convertible Preferred Stock by Alcimede Limited. A balance of $15,789 remained outstanding on this note at September 30, 2023. In May 2023 Alcimede Limited separately made a payment of $25,000 on behalf of the Company. This payment is reimbursable to Alcimede Limited and remains outstanding in full at September 30, 2023. Other expenses of approximately $3,338 remained outstanding to Alcimede Limited at September 30, 2023. Alcimede Limited has a consulting contract with the Company as described in Note 11.

The above amounts are not indicative of what third parties would have agreed to.

Related Parties Transactions

Included in net revenues for the three months ended September 30, 2023 and 2022 is $102,149 and $33,498, respectively, of related party revenue with Rennova (the former parent).

Included in net revenues for the nine months ended September 30, 2023 and 2022 is $283,728 and $135,291, respectively, of related party revenue with Rennova (the former parent).

The Group has incurred certain costs that have been allocated from Rennova. Included in the Consolidated Statements of Operations are the following allocated costs:

	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2022

Rent and utilities	$30,187	$19,676
Total allocated costs	$30,187	$19,676

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022

Health insurance	$4,838	$—
Rent and utilities	91,146	81,799

Total allocated costs	$96,984	$81,799

See Note 11 for additional related party transactions.

Note 9 – Preferred Stock and Stockholders’ Deficit

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value Common Stock of which 244,953,286 are issued and outstanding as of September 30, 2023 and December 31, 2022. These shares have 1 vote per share. The authorized Common Stock was increased from 325,000,000 to 2,000,000,000 on June 29, 2023.

Preferred Stock Series A-1

The Company has authorized 1,000 shares of $0.0001 par value (stated value $10) Series A-1 Supermajority Voting Preferred Stock of which 1,000 are issued and outstanding as of September 30, 2023 and December 31, 2022. So long as one share of Series A-1 Preferred Stock is outstanding, the outstanding shares of the Series A-1 Preferred Stock shall have the number of votes, in the aggregate, equal to 51% of all votes entitled to be voted at any stockholder meeting. These shares have no rights to receive dividends and liquidation rights are equal to the stated value per share.

Preferred Stock Series B-1

The Company has authorized 25,000 shares of $0.0001 par value (stated value $1,000) Series B-1 Convertible Redeemable Preferred Stock of which 14,950 are issued and outstanding as of September 30, 2023 and December 31, 2022. These shares have no voting rights, dividends on these shares shall accrue at the rate of 5% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series B-1 Preferred Stock was not convertible prior to the first anniversary of its issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series B-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series C-1

The Company has authorized 2,000 shares of $0.0001 par value (stated value $1,000) Series C-1 Convertible Redeemable Preferred Stock of which 325 and 225 are issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. These shares have no voting rights, dividends on these shares shall accrue at the rate of 10% of the stated value per share and liquidation rights are equal to the stated value per share. These shares are convertible into the Company’s Common Stock based on the stated value at a conversion price equal to 90% of the average closing price of the Common Stock on the 10 Trading Days immediately prior to the Conversion Date but in any event no less than the par value of the Common Stock. The Series C-1 Preferred Stock was not convertible prior to the first anniversary of its original issuance except with the consent of the holders of a majority of the then outstanding shares, if any, of the Series A-1 Preferred Stock. No conversion can be made to the extent the holder’s beneficial interest (as defined pursuant to the terms of the Series C-1 Preferred Stock) in the common stock of InnovaQor would exceed 4.99%. These shares are redeemable at the option of the Company at their stated value plus declared and unpaid dividends. Because these shares are convertible, at the option of the holder, into a variable number of common shares based solely on a fixed dollar amount (stated value) known at issuance of the shares they have been recorded as a long-term liability at the date of issuance in accordance with ASC 480, Distinguishing Liabilities from Equity.

Preferred Stock Series D

On May 12, 2023, the Company authorized 500 shares of Series D Non-Convertible Preferred Stock with a par value of $0.0001 and a stated value of $100. The Company issued an aggregate of 300 shares of Series D Preferred Stock to Alcimede Limited, Pathlogic Limited and Hollis Capital Holdings, LLC on May 12, 2023, for a total consideration of $30,000. The Series D Preferred Stock does not have voting rights but each holder of issued and outstanding Series D Preferred Stock shall be entitled to receive monthly as a dividend, an amount equal to (a) the sum of (i) five percent (5%) of the amount of gross sales in excess of $500,000 collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable, which amount shall not exceed $25,000, (ii) ten percent (10%) of the amount of gross sales in excess of $1 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable, which amount shall not exceed $100,000 and (iii) two and one-half percent (2.5%) of the amount of gross sales in excess of $2 million collected by the Company or any subsidiary (on a consolidated basis) in the ordinary course of business during the month immediately preceding the month in which such dividend becomes payable.

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

Note 10 – Revenue

The Company had net revenues for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months ended	Three Months ended
	September 30,	September 30,
	2023	2022

Dashboards	$20,275	$10,925
IT Managed Services	39,780	21,059
Software and Interfaces	2,708	12,500
Support and Maintenance	18,435	14,603
vCIO Services	42,094	1,963
Software Licenses Fees	28,518	16,977
Other	—	—
Total Net Revenues	$151,810	$78,027

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2023	2022

Dashboards	$49,595	$35,026
IT Managed Services	104,988	69,420
Software and Interfaces	24,828	12,500
Support and Maintenance	87,046	67,399
vCIO Services	126,895	29,394
Software Licenses Fees	80,046	47,721
Other	1,372	6,970
Total Net Revenues	$474,770	$268,430

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

Note 11 – Commitments and Contingencies

Consulting Agreement – The Company entered into a consulting agreement effective June 1, 2021, with a company owned by Mr. Dab, the Company’s former CEO, for a period of one year to assist in the development of the Company’s business including communications with existing shareholders and the general public. The agreement provided that the Company would pay $3,500 a month and an additional $60,000 upon the earlier of receipt of funding from an outside source or within 90 days. The $60,000 payment was made during the six months ended June 30, 2023 but the monthly amounts have not been paid. On June 1, 2022, the agreement was extended for another year. The new agreement increases the monthly fee to $4,500. The agreement was extended further on June 1, 2023 for another year. The monthly amounts remain unpaid by the Company to date. The amounts payable to Mr. Dab under this agreement include the fees payable to him as a director of the Company.

Consulting Agreement – The Company entered into a Consulting agreement with Alcimede Limited (“Alcimede”), effective October 1, 2022. Seamus Lagan, the Chief Executive Officer of the Company’s former parent, is the sole director of Alcimede. Under the agreement, Alcimede assists the Company with its capital structure, management, acquisitions and sources of financing. The agreement is for three years and will thereafter renew on a yearly basis unless either party provides notice of non-renewal. Alcimede is to receive a one-time retainer of $100,000 (payable in shares of Series C-1 Preferred Stock), which retainer has not yet been paid, and monthly payments of $10,000. Alcimede Limited is owed $145,339 of unpaid consulting fees under this contract as of September 30, 2023 and other fees as described in Note 8 above.

Consulting Agreement - The Company entered into a consulting agreement, with Pathlogic Limited, a company owned by Mr. Doherty, a director, to act as an active consultant for the Company for its officers with regard to computer and programming engineering. The consulting agreement calls for monthly payments of $10,000 and is on a month-to-month basis and includes the director’s fees accrued with it. Pathlogic Limited was owed $102,500 as of September 30, 2023.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of each of September 30, 2023 and December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable in the accompanying Consolidated Balance Sheets.

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

Note 12 – Supplemental Disclosure of Cash Flow Information

	Nine Months ended September 30,
	2023	2022
Cash paid for interest	$61,477	$8,737
Cash paid for income taxes	$—	$—
Series A-1, B-1 & C-1 Preferred Stock issued for transaction	$—	$9,086,396
Debt Discount offset to Notes Payable	$13,250	$—
Series C-1 Preferred Stock issued for debt	$—	$122,000

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

The accompanying condensed consolidated financial statements as of and for the nine and three months ended September 30, 2023 and 2022, have been derived from unaudited financial information. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2023 and December 31, 2022, the carrying value of the Company’s accounts receivable, accounts payable, accrued expenses and notes payable, approximate their fair values due to their short-term nature. For the nine months ended September 30, 2023 and 2022, there were no realized and unrealized gains on instruments valued using fair value evaluation methods.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) ASC 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally either based on appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. As of September 30, 2023 and December 31, 2022, all of the Company’s fixed assets were fully depreciated and, therefore, the carrying value of fixed assets represented fair value. Fixed assets are depreciated over lives ranging from three to seven years.

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

In accordance with U.S. GAAP, the Company has determined whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The Company has determined that it has not incurred any liability for tax benefits as of September 30, 2023 and 2022. State income taxes will also be due on any income generated in the future.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance. There is a five-step approach outlined in the standard. In determining revenue, we first identify the contract according to the scope of ASU Topic 606 with the following criteria:

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. As of September 30, 2023 and 2022, there were approximately 2,546,000,000 and 1,671,000,000 common stock equivalents, respectively, which were  antidilutive due to the Company’s losses.

Recent Accounting Pronouncements

All recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of InnovaQor’s consolidated financial condition and results of operations as of and for the three and nine months ended September  30, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this filing. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of our Form 10-K.

Comparison of the Three Months Ended September 30, 2023 and 2022

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the three months ended September 30, 2023, and 2022, which are included herein.

The following table summarizes the results of our consolidated operations for the three months ended September 30, 2023 and 2022 (unaudited):

	Three Months Ended September 30,
	2023	2022	Change

Net revenues	$151,810	$78,027	$73,783
Operating expenses:
Direct costs of revenue	121,360	32,245	89,115
General and administrative expenses	377,210	332,657	44,553
Total operating expenses	498,570	364,902	133,668
Loss from operations	(346,760)	(286,875)	(59,885)
Other income (expense)	7,955	(46,153)	54,108
Loss before income taxes	(338,805)	(333,028)	(5,777)
Provision for income taxes	—	—	—
Net loss	$(338,805)	$(333,028)	$(5,777)

Net Revenues

Net revenues were $151,810 and $78,027 for the three months ended September 30, 2023, and 2022, respectively. The increased revenues were a result of increased prices, new features and one time revenue recognition from existing customers.

Direct Costs of Revenue

Direct costs of revenue increased by $89,115 compared to the three months ended September 30, 2022, principally due to an increase in operating payroll expenses.

General and Administrative Expenses

General and administrative expenses increased by $44,553 compared to the three months ended September 30, 2022, principally due to increases in professional and consultant fees.

Loss from Operations

Our operating loss increased by $59,885 for the three months ended September 30, 2023, when compared to a loss of $(286,875) for the same period last year. The increase was due principally to an increase in administrative costs and direct operating costs.

Net Loss

Our net loss was $(338,805) for the three months ended September 30, 2023, as compared to a net loss of $(333,028) for the three months ended September 30, 2022. The $5,777 increase in net loss was principally due to a small increase in our payroll expenses.

Comparison of the Nine months Ended September 30, 2023 and 2022

The following summary of our condensed consolidated results of operations should be read in conjunction with our interim consolidated financial statements as of and for the nine months ended September 30, 2023, and 2022, which are included herein.

The following table summarizes the results of our consolidated operations for the nine months ended September 30, 2023 and 2022 (unaudited):

	Nine Months Ended September 30,
	2023	2022	Change
Net revenues	$474,770	$268,430	$206,340
Operating expenses:
Direct costs of revenue	438,654	288,101	150,552
General and administrative expenses	1,264,930	853,515	414,415
Total operating expenses	1,703,584	1,141,617	561,967
Loss from operations	(1,228,814)	(873,187)	(355,627)
Other (expense)	(221,051)	(66,351)	(154,700)
Loss before income taxes	(1,449,865)	(939,538)	(510,327)
Provision for income taxes	—	—	—
Net loss	$(1,449,865)	$(939,538)	$(510,327)

Net Revenues

Net revenues were $474,770 and $268,430 for the nine months ended September 30, 2023, and 2022, respectively. The increased revenues were a result of increased prices, new features and revenue from existing customers.

Direct Costs of Revenue

Direct costs of revenue increased by $150,552 compared to the nine months ended September 30, 2022, principally due to an increase in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses increased by $414,415 compared to the nine months ended September 30, 2022, principally due to increases in professional and consultant fees.

Loss from Operations

Our operating loss increased by $(561,967) for the nine months ended September 30, 2023, when compared to a loss of $(873,187) for the same period last year. The increase was due principally to an increase in our general and administrative expenses.

Net Loss

Our net loss was $1,449,865 for the nine months ended September 30, 2023, as compared to a net loss of $939,538 for the nine months ended September 30, 2022.

The $510,327 increase in net loss was principally due to the increase in our general and administrative expenses and professional and consulting fees.

Liquidity and Capital Resources

As of September 30, 2023, we had $47,512 in total assets including cash and cash equivalents of $13,695, as compared to $41,641 in total assets including cash and cash equivalents of $5,415 as of December 31, 2022. The increase in total assets is primarily attributable to the increase in Cash and Accounts Receivable.

As of September 30, 2023, we had total liabilities of $15,160,221 including accounts payable of $1,531,372, accrued expenses of $1,587,992, related party advances of 1,008,832, notes payable of $1,704,268, and Preferred Stock liabilities of $9,334,757. As of September 30, 2022, we had total liabilities of $13,734,485 including accounts payable of $1,239,945, accrued expenses of $1,638,071, notes payable of $1,632,823 and Preferred Stock liabilities of $9,223,646. The increase is mainly due to an increase in accounts payable and related party advances to fund the operations.

Cash Flow from Operating Activities

Net cash used in operations for the nine months ended September 30, 2023, was $934,346 as compared to $663,958 for the nine months ended September 30, 2022. The increased use of cash was mostly attributed to payroll for the nine months ended September 30, 2023.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022, was $0.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $942,626 as compared to $667,072 for the nine months ended September 30, 2022. The increase was due to additional advances from the former Parent in the nine months ended September 30, 2023.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Capitalization

The following table sets forth InnovaQor’s capitalization as of September 30, 2023, and December 31, 2022, on an historical basis. In addition, it is not indicative of our future capitalization. This table should be read in conjunction with InnovaQor’s financial statements and notes thereto included elsewhere herein.

The following table sets forth our cash and capitalization as of September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022
Cash	$13,695	$5,415

Stockholders’ Equity
Preferred Series A-1 Stock, Par Value $0.0001, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Preferred Series D Stock, Par Value $0.0001 and stated value $100, 500 shares authorized, 300 shares issued and outstanding September 30, 2023	30,000	—
Common stock, Par Value $0.0001, 2,000,000,000 shares authorized, 244,953,286 issued and outstanding	24,495	24,495

Additional Paid-in Capital	5,906,742	5,906,742
Total capitalization	$5,974,935	$5,936,652

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2023 the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time of the Company’s officers, (2) there is no separate audit committee, and (3) the Company has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (2013 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2023.

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

P2P Staffing Corp. received a judgment against HTS during 2018 in the amount of $58,784 plus accrued interest and court costs for amounts owed. As of September 30, 2023 and December 31, 2022, $10,464 was outstanding and owed for this judgment and included in accounts payable at each respective balance sheet date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Covid Matters

The occurrence of an uncontrollable event such as the COVID-19 pandemic did not materially affect our operations since we had rotated to a remote model for our employees well before the COVID-19 event occurred. The pandemic resulted in social distancing, travel bans and quarantines. This limited access to our facilities, customers, management, support staff and professional advisors. These, in turn however, did not impact our operations and financial condition.

While the pandemic phase of COVID-19 has receded and the virus is now considered to be endemic in the United States as of this filing, the evolution of an acute and more contagious variant is possible. In such a case, it may impact demand for our products and may again hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Real GDP growth, inflation, employment levels, oil prices, interest rates, tax rates, availability of customer financing, foreign currency exchange rate fluctuations, and other macroeconomic trends can adversely affect demand for the products that we offer. Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results.

Item 6. Exhibits

10.1	Promissory Note of InnovaQor, Inc., dated July 1, 2022, payable to Rennova Health, Inc.*

10.2	Promissory Note of InnovaQor, Inc., dated December 31, 2022, payable to Rennova Health, Inc.*

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.*

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Link base Document

101.DEF	Inline XBRL Definition Link base Document

101.LAB	Inline XBRL Label Link base Document

101.PRE	Inline XBRL Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVAQOR, INC.

Date: November 20, 2023	By:	/s/ Darrell Peterson
Darrell Peterson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas J. Bellante
Thomas J. Bellante
Chief Financial Officer
(Principal Financial Officer)

